Form 10QSB
period 1994-12-31
ASTROSYSTEMS INC
filed 1995-02-13
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1994

                                      or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended        to

Commission File Number:  0-3344

                               ASTROSYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                     13-5691210
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

6 Nevada Drive, Lake Success, New York                         11042
(Address of principal executive offices)                     (Zip Code)

      (516) 328-1600
(Registrant's telephone number, including area code)

                                 N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution
of securites under a plan confirmed by a court.           Yes       No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the latest practicable date:
December 31, 1994 - 4,565,566

                        PART I - FINANCIAL INFORMATION

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES


The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

The results of operations for the six months ended December 31, 1994 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1995.

The balance sheet as at June 30, 1994 was condensed from the audited balance sheet in the 1994 Annual Report on Form 10-KSB. All other financial statements presented are unaudited. These condensed financial statements should be read in conjunction with the Registrant's financial statements for the year ended June 30, 1994.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  As at
                                               December 31,     June 30,
                                                    1994          1994
                                                        (Unaudited)

                                                    (In Thousands)
                                    ASSETS
Current Assets:
 Cash and cash equivalents                     $15,542          $22,916
 Marketable securities (at lower
   of cost or market)                           16,806           10,390
 Accounts receivable (less estimated
   doubtful accounts of $58,000 in December
   1994 and June 1994)                           3,071            1,977
 Accounts receivable - claims                    1,083            1,108
 Inventories                                     4,144            4,618
 Prepaid expenses and other current assets         430              227
                      Total current assets     $41,076          $41,236

Long-term investments                              275              275
Factory, laboratory and other equipment at cost
 (less accumulated depreciation of $2,506,000
 in December 1994 and $2,414,000 in June 1994)     278              362
Excess of cost over the fair value of
  net assets acquired, net of accumulated
  amortization                                     254              277
Other assets                                       214              233
                      TOTAL                    $42,097          $42,383
                                               =======          =======
                                 LIABILITIES
Current liabilities:
 Accounts payable                              $   179          $   352
 Accrued payroll and employee benefits             192              296
 Other accrued liabilities                         160              347
 Income taxes payable                                8               11
                Total current liabilities      $   539          $ 1,006
 Deferred income taxes                           7,975            8,000
                      Total liabilities        $ 8,514          $ 9,006


                             SHAREHOLDERS' EQUITY
Capital Stock
 Common-authorized 10,000,000 shares, $.10
   par value; issued and outstanding
   4,565,566 shares in December 1994 and
   4,548,848 shares in June 1994                $   457         $   455
Additional paid-in capital                        6,771           6,529
Retained Earnings                                26,355          26,393
                Total shareholders' equity      $33,583         $33,377
                      TOTAL                     $42,097         $42,383
                                                =======         =======

Inventories:
Estimated inventories are comprised of the following:
 Raw material                                   $ 1,771         $ 2,100
 Work in process                                  2,373           2,518
                      TOTAL                     $ 4,144         $ 4,618
                                                =======         =======
                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                     Six Months Ended     Three Months Ended
                                        December 31,           December 31,
                                        1994      1993       1994     1993

                                                  (In Thousands)
                                         (Except Earnings per Common Share)

Sales                                   $5,225   $5,205      $3,020   $3,062

Cost of sales (Note 1)                   3,888    3,935       2,158    2,369
Selling, general and administrative
   expenses                              2,092    2,088         982      976
                                         -----    -----       -----    -----
                                         5,980    6,023       3,140    3,345

(Loss) from operations                    (755)    (818)       (120)    (283)
Investment and other income (net)          692      608         428      312
Earnings (loss) before taxes on income     (63)    (210)        308       29
Income taxes (benefit) (Note 2)            (25)    (487)        123        7
Earnings before cumulative effect of
  change in accounting principle           (38)     277         185       22
Cumulative effect of change in
  accounting principle - adoption
  of SFAS No. 109 (Note 2)                          404
Net (loss) earnings                    $   (38) $   681     $   185  $    22
                                       =======  =======     =======  =======


Primary and fully diluted (loss) earnings per share (Note 2):

Earnings (loss) before cumulative
  effect of change in accounting
  principle                            $  (.01) $   .05     $   .03  $   .00
Cumulative effect of change in
  accounting principle                              .08
Net (loss) earnings per share          $  (.01) $   .13     $   .03  $   .00

Number of shares
       Primary                           5,282    4,999       5,286    5,004
       Fully Diluted                     5,282    4,999       5,286    5,004
                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                         Six Months Ended
                                                    December 31,  December 31,
                                                       1994           1993
                                                          (In Thousands)

Cash flows from operating activities:
 Net (loss) earnings                                  $    (38)     $    681
 Adjustments to reconcile net (loss) earnings to net
  cash (used in) provided by operating activities:
   Cumulative effect of change in accounting
      principle                                                        (404)
   Depreciation and amortization                           115          115
   Reversal of income tax reserves no longer required                  (400)
   Shares issued to retirement plan                         69           61
   Compensatory issuance of stock options                  175           29
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable          (1,069)       3,156
    Decrease in inventories                                474          497
    (Increase) decrease in prepaid expenses and other
       current assets                                     (184)         170
    (Increase) in prepaid and refundable income taxes                   (69)
    (Decrease) in accounts payable                        (173)        (228)
    (Decrease) in accrued payroll
        and employee benefits                             (104)         (66)
    (Decrease) in other accrued liabilities               (187)         (89)
    (Decrease) in taxes payable                            (28)         (24)
                                                       _______       _______
        Net cash (used in) provided by operating
          activities                                      (950)       3,429
                                                       _______       ______

Cash flows from investing activities:
 Distribution received from long-term investment                         79
 Marketable securities                                  (6,416)       1,388
 (Acquisition) of equipment                                 (8)         (69)
                                                       -------       ------
  Net cash (used in) provided by investing activities   (6,424)       1,398
                                                       -------       ------

Cash flows from financing activities:
 Purchase and retirement of shares                                     (124)
                                                                     ------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                       (7,374)       4,703
Cash and cash equivalents, beginning
 of period                                              22,916       19,332
                                                        ------       ------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                         $15,542      $24,035
                                                        ======       ======
                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(Note 1) For interim financial statements the Registrant estimates its costs of sales.

(Note 2) Income taxes

         During the quarter ended September 30, 1993, the Company changed its method of accounting for income taxes, effective as of July 1, 1993, to comply with the provisions of Statement of Financial Accounting Standards
No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are based on the liability method as prescribed by SFAS 109, which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is currently recorded by applying the rate change to the cumulative temporary differences. As permitted under SFAS 109, prior years financial statements have not been restated. The cumulative effect of adopting SFAS 109 through June 30, 1993 was $404,000.

        Included in income taxes benefit for the period ended December 31, 1993 was a reversal made in the first quarter of Fiscal June 30, 1994 of federal and state tax accruals of $400,000 or $.08 per share which are no longer required.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity, Capital Resources and Impact of Inflation
   The Company's working capital did not materially change since June 30, 1994.

   The Company announced on October 23, 1992 a Board of Directors author-ization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated trans-actions. Since that time 408,727 shares have been repurchased. No repurchases were made during the six month period ending December 31, 1994.

   Inflation has not materially impacted the operations of the Company.

Results of Operations

Comparison of six months ended December 31, 1994 vs six months ended December 31, 1993

   Cost of Sales as a percentage of revenue for the six months ended December 31, 1994 was 74% of revenue versus 76% for the prior equivalent period. Cost of Sales as a percentage of revenues were lower primarily due to the settlement of a contract claim with the government for which a major portion of the costs had been expensed in prior periods.

   Selling, General and Administrative expenses for the period ended
December 31, 1994 included a non cash charge of $175,000 for the extension of employee stock options. Selling, General and Administrative expenses did not increase over the prior period by the amount of this charge, primarily due to a decrease in commissions and other sales expenses.

   Investment and other income for the period ended December 31, 1994 was higher than the prior equivalent period due to the sale of floating rate preferred stock and the investment of the proceeds in higher interest bearing securities.

   In 1993, cumulative effect of change in accounting principle is due to a recalculation of deferred income taxes in compliance with Statement of Financial Accounting Standards No. 109. In addition, included in Income Taxes Benefit for the period ended December 31, 1993 is a reversal made in the first quarter of fiscal June 30, 1994 of tax reserves in the amount of $400,000
(or $.08 per share) which are no longer required.

   Net earnings for the six month period ended December 31, 1993 included $404,000 or $.08 per share from the cumulative effect of a change in accounting principle relating to accounting for income taxes (SFAS No. 109) and 400,000 or $.08 per share relating to the effects of the reversal of income tax reserves as discussed above.

   Deliveries of Torpedo Power Supplies, which remain the Company's current major defense product, are currently scheduled for completion in June of 1995. The Company is attempting to offset a prospective substantial decline in Defense Electronics orders by increased sales for Industrial Automation Products and Behlman Electronics as well as seeking niche Defense Electronic markets such as repair and maintenance of the Company's products and those of other manufacturers. However, there is no assurance that this strategy will be successful in the long run and the Company anticipates sales for fiscal 1995 will be below the prior year's results.

   Due to the nature of the Company's business, there are significant differences in period sales and therefore the results for a single period are not necessarily indicative of the entire year.

Comparison of three months ended December 31, 1994 vs three months ended December 31, 1993

   Cost of Sales as a percentage of revenue for the three months ended December 31, 1994 was 71% of revenue versus 77% for the prior equivalent period. Cost of Sales were lower primarily due to the settlement of a contract claim with the government for which a major portion of the costs had been expensed in prior periods.

   Investment and other income for the three month period ended
December 31, 1994 was higher than the prior equivalent period due to higher interest rates on investments.

   Due to the nature of the Company's business, there are significant differences in period sales and therefore the results for a single period are not necessarily indicative of the entire year.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        On December 1, 1994 at an Annual Meeting of Stockholders, the stock-holders of the Company elected a Board of five directors consisting of Seymour Barth, Gilbert H. Steinberg, Elliot J. Bergman, Elliot D. Spiro and Walter Steinberg, and ratified the appointment of Richard A. Eisner & Company LLP as the Company's independent auditors for the fiscal year ending June 30, 1995. The number of affirmative votes, negative votes and abstentions with regard to the foregoing were as follows:


(i)    Election of Directors

                            Voted for            Did not vote
Nominee                     Election             for Election

Seymour Barth               3,440,085              46,959

Gilbert H. Steinberg        3,439,085              47,959

Elliot J. Bergman           3,439,435              47,609

Elliot D. Spiro             3,440,484              46,560

Walter Steinberg            3,432,934              54,110


(ii)   Ratification of Auditors

       For:   3,444,624     Against:   16,878    Abstain:   25,542



                                  SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

      February 13, 1995               BY:
            Date                         Gilbert H. Steinberg, Vice President


      February 10, 1995
            Date                         Gilbert H. Steinberg, Treasurer and
                                                 Chief Financial Officer