Form 10QSB
period 1995-03-31
ASTROSYSTEMS INC
filed 1995-05-15
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                March 31, 1995

                                    or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended                  to

Commiission File Number:    0-3344

                              ASTROSYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

       Delaware                                       13-5691210
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

6 Nevada Drive, Lake Success, New York                  11042
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

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution
of securites under a plan confirmed by a court.       Yes       No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
March 31, 1995 - 4,573,281

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

The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1995.

The balance sheet as at June 30, 1994 was condensed from the audited balance sheet in the 1994 Annual Report on Form 10-KSB. All other financial statements presented are unaudited. These condensed financial statements should be read in conjunction with the Registrant's financial statements for the year ended June 30, 1994.

                      ASTROSYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       As at
                                             March 31,         June 30,
                                                1995             1994
                                                     (Unaudited)

                                                    (In Thousands)
                        ASSETS
Current Assets:
 Cash and cash equivalents                    $12,594            $22,916
 Marketable securities (at lower
    of cost or market)                         20,748            10,390
 Accounts receivable (less estimated
   doubtful accounts of $58,000 in March
   1995 and June 1994)                          3,657             1,977
 Accounts receivable - claims                     519             1,108
 Inventories (Note 1)                           3,974             4,618
 Prepaid expenses and other current assets        435               227
                                              -------           -------
             Total current assets             $41,927           $41,236

 Long-term investments                            275               275
 Factory, laboratory and other equipment at
   cost (less accumulated depreciation of
   $2,553,000 in March 1995 and $2,414,000
   in June 1995)                                  240               362
 Excess of cost over the fair value of net
   assets acquired, net of accumulated
   amortization                                   242               277
 Other assets                                     219               233
                                              -------           -------
             TOTAL                            $42,903           $42,383
                                              =======           =======
                        LIABILITIES
Current liabilities:
 Accounts payable                             $   446           $   352
 Accrued payroll and employee benefits            248               296
 Other accrued liabilities                        173               347
 Income taxes payable                             191                11
                                              -------           -------
             Total current liabilities        $ 1,058           $ 1,006
 Deferred income taxes                          8,000             8,000
                                              -------           -------
             Total liabilities                $ 9,058           $ 9,006

                        SHAREHOLDERS' EQUITY
Capital Stock
 Common-authorized 10,000,000 shares, $.10
   par value; issued and outstanding 4,573,281
   shares in March 1995 and 4,548,848 shares
   in June 1994                               $   457           $   455
 Additional paid-in capital                     6,804             6,529
 Retained Earnings                             26,584            26,393
                                              -------           -------
             Total shareholders' equity       $33,845           $33,377
                                              -------           -------
             TOTAL                            $42,903           $42,383
                                              =======           =======
Inventories:
 Estimated inventories are comprised of the following:
 Raw material                                 $ 1,761           $ 2,100
 Work in process                                2,213             2,518
                                              -------           -------
             TOTAL                            $ 3,974           $ 4,618
                                              =======           =======

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      Nine Months Ended     Three Months Ended
                                          March 31,              March 31,
                                      1995    1994          1995     1994

                                                  (In Thousands)
                                        (Except Earnings per Common Share)

Sales                                 $8,554  $ 8,407       $3,329   $3,202
                                      ------  -------       ------   ------

Cost of sales (Note 1)                 6,184    6,405        2,296    2,470
Selling, general and administrative
  expenses                             3,204    3,182        1,112    1,094
                                      ------   ------       ------   ------
                                       9,388    9,587        3,408    3,564

Earnings (loss) before other income     (834)  (1,180)         (79)    (362)
Investment and other income (net)      1,153      757          461      149
                                      ------   ------       ------   ------
Earnings (loss) before taxes on income   319     (423)         382     (213)
Income taxes (benefit) (Note 2)          128     (575)         153      (88)
                                      ------   ------       ------   ------
Earnings (loss) before cumulative effect
  of change in accounting principle      191      152          229     (125)
Cumulative effect of change in account-
  ing principle - adoption of SFAS
  No. 109 (Note 2)                                404
                                      ------   ------       ------   ------
Net earnings (loss)                   $  191   $  556       $  229   $ (125)
                                      ======   ======       ======   ======


Primary and fully diluted (loss) earnings per share (Note 2):

Earnings (loss) before cumulative effect of change
  in accounting principle             $  .04   $  .03       $  .04   $ (.02)
Cumulative effect of change in
  accounting principle                            .08
                                      ------   ------       ------   ------
     Net earnings (loss) per share    $  .04   $  .11       $  .04   $ (.02)
                                      ======   ======       ======   ======

Number of shares
  Primary                              5,285    5,308        5,297     5,296
  Fully Diluted                        5,285    5,312        5,297     5,311

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                   Nine Months Ended
                                               March 31,       March 31,
                                                  1995            1994

                                                    (In Thousands)

Cash flows from operating activities:
 Net earnings                                  $    191        $    556
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Cumulative effect of change in
     accounting principle                                          (404)
    Depreciation and amortization                   174             143
    Reversal of excess income tax accruals                         (400)
    Unrealized loss on securities                                   100
    Compensatory issuance of stock options          175              29
    Shares issued to retirement plan                102             103
    Provision for doubtful accounts                                  20
    Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivable  (1,091)          3,381
     Decrease in inventories                        644           1,317
     (Increase) Decrease in prepaid expenses
       and other current assets                    (194)            143
     (Increase) in prepaid and refundable income
       taxes                                                       (160)
     Increase (Decrease) in accounts payable         94            (331)
     (Decrease) in accrued payroll and
       employee benefits                            (48)            (56)
     Increase (Decrease) in other accrued
       liabilities                                 (174)              5
     (Decrease) Increase in taxes payable           180             (24)
                                                -------         -------
        Net cash provided by operating activities    53           4,422
                                                -------         -------

Cash flows from investing activities:
 Distribution received from long-term investment                     79
 Marketable securities                          (10,358)           (521)
 (Acquisition) of equipment                         (17)            (81)
                                                -------         -------
        Net cash (used in) investing activities (10,375)           (523)
                                                -------         -------

Cash flows from financing activities:
 Purchase and retirement of shares                                 (172)
                                                                -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (10,322)          3,727
Cash and cash equivalents, beginning
 of period                                       22,916          19,332
                                                -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $12,594         $23,059
                                                =======         =======
                      ASTROSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(Note 1) For interim financial statements the Registrant estimates its costs of sales.

(Note 2)  Income taxes

          During the quarter ended September 30, 1993, the Company changed its method of accounting for income taxes, effective as of July 1, 1993, to comply with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are based on the liability method as prescribed by SFAS 109, which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is currently recorded by applying the rate change to the cumulative temporary differences. As permitted under SFAS 109, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 through June 30, 1993 was $404,000.

          Included in income taxes benefit for the nine months ended March 31, 1994 was a reversal made in the first quarter of Fiscal June 30, 1994 of federal and state tax accruals of $400,000 or $.08 per share which are no longer required.

         MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity, Capital Resources and Impact of Inflation
- ----------------------------------------------------

     The Company's working capital did not materially change since June 30, 1994.

     The Company announced on October 23, 1992 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions. Since that time 408,727 shares have been repurchased. No repurchases were made during the nine month period ending March 31, 1995.

     Inflation has not materially impacted the operations of the Company.

Results of Operations
- ---------------------

Comparison of nine months ended March 31, 1995 vs nine months ended March 31,
1994
- ----------------------------------------------------------------------------

     Cost of Sales as a percentage of revenue for the nine months ended March 31, 1995 was 72% of revenue versus 76% for the prior equivalent period. Cost of Sales as a percentage of revenues was lower primarily due to the settlement of a contract claim with the government for which a major portion of the costs had been expensed in prior periods. The general trend in Cost of Sales as a percentage of revenue is increasing as sales orders and backlog continue to decrease. Included in Cost of Sales are fixed expenses such as rent; in addition, the Company's Government contracts and subcontracts require certain fixed expenses such as quality assurance personnel, which cannot be reduced in proportion to revenue.

     Selling, General and Administrative expenses for the period ended March 31, 1995 included a non cash charge of $175,000 for the extension of employee stock options. Selling, General and Administrative expenses did not increase over the prior period by the amount of this charge, primarily due to a decrease in commissions and other sales expenses.

     Investment and other income for the period ended March 31, 1995 was higher than the prior equivalent period due to investments in higher interest bearing securities.

     In fiscal 1994, the cumulative effect of change in accounting principle is due to a recalculation of deferred income taxes in compliance with Statement of Financial Accounting Standards No. 109. In addition, included in Income Taxes Benefit for the period ended March 31, 1994 is a reversal made in the first quarter of fiscal June 30, 1994 of tax reserves in the amount of $400,000 (or $.08 per share) which are no longer required.

     Net earnings for the nine month period ended March 31, 1994 included $404,000 or $.08 per share from the cumulative effect of a change in accounting principle relating to accounting for income taxes (SFAS No. 109) and 400,000 or $.08 per share relating to the effects of the reversal of income tax reserves as discussed above.

     Deliveries of Torpedo Power Supplies, which remain the Company's current major defense product, are currently scheduled for completion in June of 1995. The Company is attempting to offset a prospective substantial decline in Defense Electronics orders by increased sales for Industrial Automation Products and Behlman Electronics as well as seeking niche Defense Electronic markets such as repair and maintenance of the Company's products and those of other manufacturers. However, there is no assurance that this strategy will be successful in the long run, and the Company anticipates sales for fiscal year 1995 will be below the prior year's results. Unless the Company is successful on one of its major Defense Electronics proposal efforts prior to the end of fiscal 1995, fiscal 1996 revenue could be substantially below fiscal 1995 results.

     Due to the nature of the Company's business, there are significant differences in period sales and therefore the results for a single period are not necessarily indicative of the entire year.

Comparison of three months ended March 31, 1995 vs three months ended March 31, 1994
- ---------------------------------------------------------------------------

     Cost of Sales as a percentage of revenue for the three months ended March 31, 1995 was 69% of revenue versus 77% for the prior equivalent period. Cost of Sales as a percentage of revenue was lower primarily due to shipment of products with higher gross profit margins in the 1995 period.

     Investment and other income for the three month period ended March 31, 1995 was higher than the prior equivalent period due to higher interest rates on investments.

     Due to the nature of the Company's business, there are significant differences in period sales and therefore the results for a single period are not necessarily indicative of the entire year.
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASTROSYSTEMS, INC.


       May 15, 1995                 BY:      /S/
          Date                          Gilbert H. Steinberg, Vice President



       May 15, 1995                         /S/
          Date                          Gilbert H. Steinberg, Treasurer and
                                              Chief Financial Officer