Form 10KSB
period 1995-06-30
ASTROSYSTEMS INC
filed 1995-09-27
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                           FORM 10-KSB
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended June 30, 1995

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from            to

Commission file number 0-3344

                         ASTROSYSTEMS, INC.
            (Name of small business issuer in its charter)
       Delaware                                 13-5691210
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

Six Nevada Drive, Lake Success, NY                 11042
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number                  (516) 328-1600

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange on which
     Title of each class                   registered
           None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $.10 per share
                       (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES....X....      NO..........

      Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The Registrant's revenues for fiscal year ended June 30,

1995 were $12,319,000.

      The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant is $14,745,741 (as of August 31, 1995).

                  (ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PAST FIVE YEARS):
      Check whether the issuer has filed all documents and
reports required to be filed by Section 12, 13 or 15 (d) of the
Securities Exchange Act after the distribution of securities
under a plan confirmed by a court.  YES ..........   NO ...N/A...

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      The number of shares outstanding of the Registrant's Common
Stock is 4,581,727 (as of August 31, 1995).

                DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for 1995 Annual Meeting of Stockholders
                           (Part III)

                            PART I

Item 1.   Description of Business

     (a) Business Development. Astrosystems, Inc. ("Registrant" or "Company") designs and manufactures power conversion devices and electronic products for measurement and display. The Company's Industrial Products Division produces electronic and electromechanical devices for precision motion measurement and control. A wholly owned subsidiary, Behlman Electronics, Inc., produces commercial AC power sources.

         The Company's subsidiary, AstroPower, Inc., is engaged in the development of a new process for manufacturing low cost, thin film polycrystalline solar cells for the direct conversion of sunlight into electricity. The Company currently owns 32.3% of the common stock of AstroPower, Inc. Assuming certain convertible preferred stock is converted to common stock, the Company's interest in AstroPower could be reduced to 22.8%.

         Registrant is a corporation originally incorporated in the State of New York in 1959. In April, 1987 Registrant changed its state of incorporation to Delaware.

     (b)  Business of Issuer.

          (1)  Principal Products.  Reference is made to Item
1(a) above.

          (2) Distribution Methods. Defense products are marketed by the Company's Program Managers and other management personnel. Commercial products are marketed by the Company's Regional Sales Managers, manufacturer's representatives, and in some cases, non-exclusive distributors.

          (3)  New Product Development.  Inapplicable.

          (4) Competition. In the marketing of its electronic and electromechanical products, Registrant estimates that it competes regularly with approximately fifteen companies and, on an irregular basis, with a much larger number of companies. Competition in these fields depends on such factors as price, product reliability and performance, engineering and production. In particular, due primarily to budgetary restraints and program cutbacks, competition in the Company's government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. To the best of Registrant's knowledge, some of its regular competitors are much larger companies with substantially greater capital resources and far larger engineering, administrative, sales, and production staffs. Registrant does not believe that it is a significant factor in any of its markets.

          In the field of photovoltaic solar cells (see Item 1(a) above), Registrant's subsidiary, AstroPower, Inc., competes with established manufacturers, as well as with other sources of energy and the companies involved therewith. In addition, a number of larger concerns, including major oil companies, have already entered or are expected to enter this field, all of which have considerably greater financial, marketing and technological strengths than Registrant. A number of smaller concerns are also actively pursuing this market.

          (5) Sources of Supply. Registrant designs and assembles substantially all of its products. It purchases parts and components, however, from widely diversified sources, and at times it has employed subcontractors to fabricate portions of its products. The Registrant is not materially dependent on any one supplier for such items and Management believes that, barring any unusual shortages or economic conditions, it could develop alternate suppliers for such items.

          (6) Customers. During the year ended June 30, 1995, approximately 8% of Registrant's sales were made directly to government agencies as prime contractors, 46% were made to other manufacturers as a subcontractor pursuant to government contracts and 46% were made to commercial users. The following table sets forth the approximate extent to which Registrant's sales were made to military or commercial customers (and in the case of military sales, whether made by Registrant as prime contractor or subcontractor) for each of the fiscal years ended June 30, 1994 and June 30, 1995.

Fiscal            Military Sales         Commercial   Total
 Year   Prime Contractor  Subcontractor   Sales (1)   Sales

1994    $2,394,000        $6,525,000     $4,498,000   $13,417,000
1995       992,000         5,658,000      5,669,000    12,319,000

          (1) Commercial sales are primarily catalog items sold to other manufacturers. For Behlman sales, these manufacturers include defense contractors who may use such goods for test of military products.

          During the year ended June 30, 1995, General Motors
Hughes Aircraft Corporation accounted for approximately 43% of gross sales. Production orders for this customer are scheduled for completion in October 1995.

          (7)  Patents, Trademarks and Licenses.   The Company's
subsidiary, AstroPower Inc., has been assigned 7 patents that cover various aspects of its continuing solar cell development activities. In 1983, the Company acquired a 16 year license from the University of Delaware covering a new process for the manufacture of solar cells and has exclusively sublicensed the patents and technology to AstroPower Inc. (see Note D[4] to the Financial Statements). Effective December 1993, the term of the license agreement was extended to 2006.


          (8)  Government Approval.   Inapplicable.

          (9) Special Features of Government Contracts. The extensive involvement of Registrant in government-related defense contracts subjects Registrant to several potentially adverse factors affecting defense contractors in general.

          As noted above, approximately 54% of Registrant's sales during the year ended June 30, 1995 were related, directly or indirectly, to government defense programs, and any substantial overall reduction in defense expenditures adversely affects the business of Registrant.

          Orders under government prime or subcontracts are customarily subject to termination at the convenience of the government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits unless the termination of a contract was due to a default on the part of the contractor. During the fiscal years ended June 30, 1995 and June 30, 1994, no government prime contracts were cancelled.

          (10) Research and Development.  For the years ended
June 30, 1995 and 1994, the amounts expended for research and development were not material.

          (11) Environmental Regulation Compliance. Registrant is of the belief that compliance with Federal, state and local provisions which may have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect upon its capital expenditures, earnings and competitive position.

          (12) Number of Employees. Registrant currently has 113 full time employees. Management believes its relations with its employees are good. No employees are represented by a collective bargaining agreement.

Item 2.   Description of Property.

          Registrant's principal executive offices and engineering, manufacturing and testing facilities are located in
Lake Success, Long Island, New York, where Registrant occupies approximately 46,550 square feet of usable space. The premises are leased from an unaffiliated party through August 31, 1996 (cancelable upon ninety days notice) at an annual rental of approximately $505,000, which includes common area maintenance, plus real estate taxes of approximately $143,000 (at 1995 rates).

          Registrant's subsidiary, Behlman Electronics, Inc., leases space in Ventura, California at an annual rental of $13,300. The lease expires December 31, 1995.


          Registrant's subsidiary, AstroPower, Inc., leases
40,000 square feet of space from the University of Delaware under a 20 year lease starting July 1, 1991. Current lease payments are $178,000 per year.

Item 3.   Legal Proceedings.

          There are no material pending legal proceedings to which Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of security holders during the three month period ended June 30, 1995.

                            PART II

Item 5.   Market for Common Stock and Related Stockholder
          Matters.

     (a) Registrant's Common Stock is traded in the over-the-counter market (NASDAQ symbol: ASTR). The following table sets forth the quarterly high and low bid prices for the last two fiscal years, as reported by the National Association of Securities Dealers, Inc. The quotations set forth below represent interdealer quotations (which exclude retail markups, markdowns and commissions) and do not necessarily reflect actual transactions.


                                                    Bid
               Quarterly Period              High        Low

          July 1993 - September 1993         4 11/16     4 1/8
          October 1993 - December 1993       4 1/2       3 7/8
          January 1994 - March 1994          5 1/4       4
          April 1994 - June 1994             4 5/8       4 1/8
          July 1994 - September 1994         4 5/8       4 1/8
          October 1994 - December 1994       4 3/8       3 7/8
          January 1995 - March 1995          4 5/16      3 7/8
          April 1995 - June 1995             5 3/8       4



     (b) The number of stockholders of record of the Registrant's Common Stock, par value $.10 per share, as of June
30, 1995 was 1,055.

     (c) Registrant has not paid any cash dividends since its inception in 1959. Any decision as to the future payment of dividends will depend on the future financial requirements of Registrant.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

          Liquidity, Capital Resources and Impact of Inflation

          Cash and Cash Equivalents, plus Marketable Securities, and U.S. Treasury Notes increased from $33,306,000 to $34,779,000 since the beginning of the fiscal year. This increase was primarily due to increased interest on investments.

          Accounts Receivable - Claims are the estimated billings associated with terminations and changes on government contracts and subcontracts. These receivables normally require a period of negotiation before a final price is established.

          The Company announced on October 23, 1992 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions. Since that time 408,727 shares have been repurchased. The Company did not repurchase any of its Common Stock for the fiscal year ended June 30, 1995.

          Inflation has not materially impacted the operations of the Company.

          Results of Operations

          Comparison of Fiscal 1995 vs Fiscal 1994 - The Company's sales for the year ended June 30, 1995 declined from the prior equivalent period by $1,098,000 or 8.2%. Defense Electronics Sales had an expected substantial decline which was partly offset by a 48.5% increase in Behlman Electronics sales. Industrial Automation sales also declined.

          Defense Electronics sales are expected to continue to decrease due to the current defense procurement environment with its declining budgets and resulting fierce price competition. Production deliveries of ADCAP Torpedo Power Supplies, which were the Company's major defense product, have been completed. The Company is attempting to offset a decline in Defense Electronics revenue by increased commercial sales for Industrial Automation Products and Behlman Electronics. In addition, the Company is seeking niche Defense Electronics markets such as repair and maintenance of the Company's products as well as products of other manufacturers. Behlman Electronics during fiscal 1995 accomplished a major increase in revenue. However, there is no assurance that the Company's strategy will be successful in the long run and the Company anticipates a further substantial decrease in total sales during fiscal 1996.

          Cost of Sales as a percentage of revenue for the year ended June 30, 1995 was 72.3% of revenue versus 69.9% for the prior equivalent period. The Company's Cost of Sales includes fixed expenses such as rent; in addition, the Company's Government contracts and subcontracts require certain expenses such as quality assurance personnel, which cannot be reduced in proportion to revenue. Therefore, unless the Company can reverse its revenue decline, the long term Cost of Sales percentage will increase.

          Selling, General and Administrative Expenses did not decrease in proportion to revenue due to certain fixed expenses which could not be reduced, as well as the necessity to maintain the Company's sales and marketing force.

          Investment income for the comparative periods is shown below:

                                Fiscal Year Ended June 30,
                                1995               1994
Interest & Dividend Income      $1,700,000         $1,205,000
(Loss) on Securities               (52,000)          (217,000)
                                __________         __________
Investment Income               $1,648,000         $  988,000
                                 =========            =======

Interest and Dividend Income increased due to higher interest rates on invested funds. The Loss on Securities in Fiscal Year 1995 was primarily due to a realized loss in a U.S. Treasury mutual fund; the loss in Fiscal Year 1994 was primarily due to an unrealized loss on the same U.S. Treasury mutual fund.

     Income taxes for the year ended June 30, 1995 were approximately 28% of pretax income which is lower than the Federal statutory rate of 34% principally due to a change in New York State tax law permitting utilization of net operating loss carryforwards in computing New York State franchise tax under the minimum taxable income base, which resulted in subjecting the Company's income to New York State franchise tax under the entire net income base.

     Income tax benefit for the year ended June 30, 1994 included
$392,000 from the reversal of a tax reserve no longer required.

     Net earnings for the fiscal year ended June 30, 1995 were $623,000 or $.13 per share.

     Net earnings for the fiscal year ended June 30 ,1994 were $1,135,000 or $.22 per share which includes $404,000 or $.08 per share from the cumulative effect of a change in accounting principle relating to accounting for income taxes (SFAS No. 109) and $392,000 or $.07 per share relating to the effect of the reversal of income tax reserves no longer required.

Item 7.        Financial Statements.

                                 RICHARD A. EISNER & COMPANY, LLP
                                 Accountants and Consultants




                   REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Astrosystems, Inc.
Lake Success, New York

     We have audited the accompanying consolidated balance sheets of Astrosystems, Inc. and subsidiaries as at June 30, 1995 and June 30, 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Astrosystems, Inc. and subsidiaries as at June 30, 1995 and June 30, 1994, and the results of their operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
September 8, 1995




          575 Madison Avenue, New York, NY 10022-2597
        Member of Summit International Associates, Inc.
New York, NY   Melville, NY    Cambridge, MA    Florham Park, NJ

               ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                              June 30,
                                         1995         1994
ASSETS
Current assets:
   Cash and cash equivalents             $13,119,000  $22,916,000
   Marketable securities
      (Notes A[3] and C)                   8,680,000   10,390,000
   Accounts receivable (less estimated
      doubtful accounts of $58,000
      in 1995 and $58,000 in 1994)
      (Notes A[6] and I[1])                4,099,000    1,977,000
   Accounts receivable - claims              360,000    1,108,000
   Inventories (Notes A[4] and B)          3,528,000    4,618,000
   Prepaid expenses and other
      current assets                         437,000      227,000
                                          __________    _________
           Total current assets           30,223,000   41,236,000
U.S. Treasury Notes (Notes A[3] and C)    12,980,000
Long-term investments (Note E)               275,000      275,000
Factory, laboratory and other equipment
      (net of accumulated depreciation
      and amortization of $2,599,000
      in 1995 and $2,414,000 in 1994)
      (Note A[5])                            198,000      362,000
Excess of cost over the fair value of
      net assets acquired, net of
      accumulated amortization
      (Note A[7])                            230,000      277,000
Other assets                                 351,000      233,000
                                          __________  ___________
           TOTAL                         $44,257,000  $42,383,000
                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                      $   354,000  $   352,000
   Accrued payroll and employee benefits     304,000      296,000
   Other accrued liabilities (Note J)      1,034,000      347,000
   Income taxes payable                        3,000       11,000
                                          __________   __________
           Total current liabilities       1,695,000    1,006,000
Deferred income taxes (Note G)             8,240,000    8,000,000
                                          __________   __________
           Total liabilities               9,935,000    9,006,000
                                          __________   __________
Contingencies and commitments (Note D)

SHAREHOLDERS' EQUITY (Notes D[3] and F)
   Capital stock - common - authorized
      10,000,000 shares, $.10 par value;
      issued and outstanding 4,581,727
      shares in 1995 and 4,548,848
      shares in 1994                         458,000      455,000
   Additional paid-in capital              6,848,000    6,529,000
   Retained earnings                      27,016,000   26,393,000
                                          __________   __________
           Total shareholders' equity     34,322,000   33,377,000
                                          __________   __________
           TOTAL                         $44,257,000  $42,383,000
                                          ==========   ==========

          See accompanying notes to financial statements.

                ASTROSYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                         Common
                      Shares Issued

                         Number            Additional
                           of        Par    Paid- in    Retained
                         Shares     Value    Capital    Earnings

Balance-June 30, 1993   4,551,525 $455,000 $6,526,000 $25,258,000

Net earnings for the year                               1,135,000

Shares issued to retire-
  ment plan (Note D[2])    31,700    3,000    132,000

Compensation attribu-
  table to extending
  of stock options                             40,000

Exercise of stock
  options                  20,500    2,000     56,000

Purchase and retirement
  of shares               (54,877)  (5,000)  (225,000)
                        _________  _______  _________ __________
Balance-June 30, 1994   4,548,848  455,000  6,529,000 26,393,000

Net earnings for the year                                623,000

Shares issued to retire-
  ment plan (Note D[2])    32,179    3,000    133,000

Compensation attribu-
  table to extending
  of stock options                            184,000

Exercise of stock
  options                     700               2,000
                        _________  _______  _________ __________
BALANCE-JUNE 30, 1995   4,581,727 $458,000 $6,848,000 $27,016,000


           See accompanying notes to financial statements.

              ASTROSYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended June 30,
                                            1995        1994


Sales (Notes A[6] and I[1])             $12,319,000  $13,417,000

Cost of sales                             8,901,000    9,380,000

Selling, general and administrative
  expenses                                4,203,000    4,329,000
                                         __________   __________
                                         13,104,000   13,709,000
                                         __________   __________
(Loss) from operations                     (785,000)    (292,000)
Investment income (Note I[2])             1,648,000      988,000
                                         __________   __________
Earnings before taxes on income             863,000      696,000
                                         __________   __________
Income taxes (benefit) (Notes A[8] and G):
   Current                                              (535,000)
   Deferred                                 240,000      500,000
                                         __________   __________
                                            240,000      (35,000)
                                         __________   __________
Earnings before cumulative effect
   of change in accounting principle        623,000      731,000
Cumulative effect of change in
   accounting principle - adoption
   of SFAS No. 109 (Note A[8])                           404,000
                                         __________   __________
NET EARNINGS                            $   623,000   $1,135,000
                                         ==========    =========

Primary and fully diluted earnings
   per share (Note  H):

Earnings before cumulative effect of
   change in accounting principle       $.13          $.14
Cumulative effect of change in
   accounting principle                                .08
                                         ___           ___
       Net earnings per share           $.13          $.22


          See accompanying notes to financial statements.

                ASTROSYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended June 30,
                                            1995        1994
Cash flows from operating activities:
  Net earnings                          $   623,000  $ 1,135,000
  Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:
      Cumulative effect of a change in
        accounting principle                            (404,000)
      Depreciation and amortization         232,000      204,000
      Increase in provision for un-
        realized loss on securities                      222,000
      Reversal of income tax reserves
        no longer required                              (392,000)
      Deferred taxes                        240,000      500,000
      (Loss) on sale of securities          (52,000)
      Options extended                      184,000       40,000
      Other                                                8,000
      Shares issued to retirement plan      136,000      135,000
      Changes in operating assets
        and liabilities:
        (Increase) decrease in accounts
          receivable                     (1,374,000)   3,915,000
        Decrease in inventories           1,090,000      189,000
        (Increase) decrease in prepaid
          expenses, other current assets,
          and other assets                 (328,000)      53,000
        Increase (decrease) in accounts
          payable                             2,000     (295,000)
        (Decrease) in taxes payable          (8,000)     (21,000)
        Increase in accrued payroll,
          employee benefits and other
          accrued liabilities               695,000      107,000
                                          _________    _________
          Net cash provided by operating
            activities                    1,440,000    5,396,000
                                          _________    _________
Cash flows from investing activities:
  Sale and maturities of marketable
    securities                            6,404,000    3,598,000
  Purchases of marketable securities    (17,622,000)  (5,145,000)
  Acquisition of equipment                  (21,000)    (107,000)
  Liquidation of minority interest                       (48,000)
  Distribution from investment                            62,000
                                          _________    _________
          Net cash (used in)
          investing activities          (11,239,000)  (1,640,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options     2,000       58,000
  Purchase and retirement of common shares              (230,000)
                                          _________    _________
          Net cash provided by (used in)
          financing activities                2,000     (172,000)
                                          _________    _________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                       (9,797,000)   3,584,000
Cash and cash equivalents, beginning
  of year                                22,916,000   19,332,000
                                         __________    __________

CASH AND CASH EQUIVALENTS, END OF YEAR  $13,119,000  $22,916,000
                                         ==========   ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year
    for income taxes                    $    15,000  $    11,000
  Income tax refunds received                56,000       73,000

           See accompanying notes to financial statements.

                ASTROSYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Summary of Significant Accounting Policies:

      [1]  Principles of consolidation:

           The consolidated financial statements include the accounts of the Company and its subsidiaries. Material inter-company transactions and account balances have been eliminated in consolidation.

      [2]  Statement of cash flows:

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      [3]  Marketable securities:

           In July 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115). This standard requires the Company to classify its investments as held-to-maturity, available for sale, or trading. The Company classifies all of its securities as held-to-maturity which are carried at amortized cost. The adoption of SFAS 115 had no significant impact on the Company's financial statements at June 30, 1995. At June 30, 1995 marketable securities consisted of U.S. Treasury obligations, of which $8,680,000 is current, and $12,980,000 matures through 1998.

      [4]  Inventories:

           Inventories are stated at the lower of cost (first-in, first-out) or market.

      [5]  Factory, laboratory, and other equipment:

           Equipment is depreciated over estimated useful lives of 3 to 8 years, computed primarily on the straight-line method.

           Leasehold improvements are amortized on the straight-line method over the life of the improvement, or the term of the lease, whichever is shorter.

      [6]  Revenue and revenue recognition:

           The Company is engaged in the manufacture and sale of electronic and electromechanical devices for measurement, display, control and power input. The Company records its sales when the manufacturing process is substantially complete, and, accordingly, accrues all additional costs required to complete the units.


           The Company's warranty on commercial sales is normally
90 days except for certain products and customers where the warranty is one year. The warranty provisions on military sales are normally negotiated for each major contract. Warranty expense has been minimal in recent years.

      [7] Excess of cost over the fair value of net assets acquired:

           The excess of cost over the fair value of net assets acquired is being amortized on a straight line basis over ten years.

      [8]  Income taxes:

           The Company changed its method of accounting for income taxes, effective as of July 1, 1993, to comply with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are based on the liability method as prescribed by SFAS 109, which requires an adjustment to the deferred tax liability to reflect income tax rates currently in effect rather than historical rates. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded currently by applying the rate change to the cumulative temporary differences. The cumulative effect of adopting SFAS 109 through June 30, 1993 was $404,000, which is included in the accompanying Statement of Operations for the year ended June 30, 1994.

(NOTE B) - Inventories:

      Inventories comprise the following:
                                                June 30,
                                            1995        1994

           Raw material                 $1,762,000   $2,100,000
           Work in process               1,766,000    2,518,000
                                         _________    _________
               TOTAL                    $3,528,000   $4,618,000
                                         =========    =========

           Work in process includes materials, labor, and manufacturing overhead.

(NOTE C) - Marketable Securities:

           At June 30, 1995 and June 30, 1994 marketable securities included in current assets had a cost of $8,680,000 and $10,637,000, respectively (which includes U.S. Treasury obligations at a cost of $8,680,000 and $7,989,000, respectively).

(NOTE D) - Contingencies and Commitments:

      [1] The Company has a profit-sharing plan which provides benefits upon retirement, death, incapacity or separation of eligible employees. There was no profit-sharing expense for the years ended June 30, 1995 and June 30, 1994.

      [2] The Company has a Retirement Savings Plan which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code of 1986. The Company is obligated to make contributions (either in cash or Company stock) equal to 50% of the employees' contribution. The Company's contributions to the plan for the years ended June 30, 1995 and June 30, 1994 consisted of the Company's common stock which it valued at $136,000 and $135,000, respectively.
Employees vest immediately in their contribution and in the Company's contribution.

      [3] The Company and its three principal officers are parties to a stock retirement agreement which requires the Company, upon the death of any of these officers, to purchase
30% of his holdings of the Company's common stock at a price equal to the greater of the average market price over the last six months or the book value. The Company has life insurance policies on the lives of the aforementioned officers to fund substantially all of its obligations in the event of their death.

      [4] In 1983, the Company acquired a 16-year license from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the aforementioned license, the Company issued a $20,000,000 nonrecourse note originally due in 1993 and bearing interest at 14% per year. The note is secured by the Company's rights under the license and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. An amendment to the License Agreement extended the term of the license agreement to 2006 as well as extended the due date of the note to May 1999. As consideration for the amendment, the Company paid $115,000 in cash, which was charged to operations for the year ended June 30, 1994, and transferred 35,000 shares of stock in its investment in AstroPower, Inc. For the year ended June 30, 1995, the Company paid $34,000 in quarterly payments. The Company, for financial reporting purposes, has not recorded the note and will charge operations with any payments. No payments based on sales were required to be made through June 30, 1995. To the extent that any lump-sum payment is made, the license cost would be amortized from that date forward, thus matching the cost of the license against sales from that date forward. (See Note E).

      [5] The Company is obligated for minimum annual rentals under leases for office and factory space expiring in fiscal 1997 as follows:

           Year ending
             June 30,
               1996                                      352,000
               1997                                       58,000
                                                         _______
                 TOTAL                                  $410,000
                                                         =======

           The terms of the leases include escalation clauses for increases in real estate taxes and certain operating expenses. Total rent expense aggregated $527,000 and $505,000 for the years ended June 30, 1995 and June 30, 1994, respectively. In August 1995, the Company extended its Lake Success lease through August 31, 1996, cancelable upon ninety days notice.

      [6] Employment contracts with the officers of the Company, which may be terminated by the Company on not less than three years prior notice, provide for minimum annual total compensation of approximately $748,000. In the event of death or disability of the Company's principal officers while employed, the contracts call for payments of 50% of compensation paid in the preceding fiscal year for the three years following such event.

      [7] Concentration of Credit Risk: Most of the Company's customers are large prime contractors with the U.S. Government or various departments and agencies of the U.S. Government (see
Note I[1]).

           The Company maintains its operating cash account at one bank. Other cash and cash equivalents are held in dollar denominated mutual funds which invest in United States Treasury obligations.

           Marketable securities are United States Treasury obligations.

(NOTE E) - Long-term Investments:

           The Company owned 81% of a subsidiary corporation, ASI Solar Energy Corporation, which was liquidated in June 1994. That corporation's major asset was an investment in AstroPower, Inc., which was distributed as part of the liquidation. The Company, as a result of this transaction and the transfer of AstroPower, Inc. shares described in Note D[4], owns 32.3% of the common stock of AstroPower, Inc. Assuming certain convertible preferred stock is converted to common stock, Astrosystems' interest in AstroPower, Inc. would be reduced to 22.8%. Such investment was accounted for on the equity method and, accordingly, the Company recorded its share in the losses of this entity as a reduction of its investment. This investment was fully written down to zero in prior years.

           The long-term investment shown on the accompanying balance sheets represents an investment in a venture capital limited partnership. The estimated fair value of the investment at June 30, 1995 is at least equal to the carrying value.

(NOTE F) - Stock Options

           The Company's 1981 Stock Option Plan provided for the granting of options to purchase up to 1,000,000 shares of its common stock to eligible employees and non-employee directors.
Such plan expired in April 1991.

           The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of its common stock to eligible employees, non- employee directors, consultants and advisors.

           A summary of stock option activity related to the Company's stock option plans is as follows:

                                                     Number of
                         Number of   Option Price      Shares
                           Shares      Per Share     Exercisable

Outstanding at
  June 30, 1993          1,357,297   $2.88 - $3.38    1,115,006
                                                      =========
     Exercised             (20,500)  $2.88
     Granted               305,000   $3.88 - $4.00
                         _________
Outstanding at
  June 30, 1994          1,641,797   $2.88 - $4.00    1,233,464
                                                      =========
    Exercised                 (700)  $2.88
    Granted                  3,500   $3.88
                         _________
Outstanding at
  June 30, 1995          1,644,597   $2.88 - $4.00    1,334,222
                                                      =========

           During the years ended June 30, 1995 and June 30, 1994, 150,000 and 24,500 stock options, respectively, were extended. The extended options are considered to have been granted pursuant to the 1991 Stock Option Plan. A charge was made to operations for approximately $184,000 and $40,000 respectively, which represents the difference between the option price and the market value at the time of their extension.

           As at June 30, 1995, options for the purchase of 378,213 shares were available for future grant.

(NOTE G) - Taxes on Income:

           The components of the provision for taxes on income are as follows:

                                          Year Ended June 30,

                                          1995          1994
Federal income taxes:
  Current                                            $(115,000)
  Deferred                              $500,000       400,000
State and local taxes:
  Current                                             (420,000)
  Deferred                              (260,000)      100,000
                                         _______       _______
                                        $240,000     $ (35,000)


           A reconciliation between the Company's effective rate and the U.S. Federal income tax rate is as follows:

                                           Year Ended June 30,
                                            1995        1994

Statutory rate                              34.0%       34.0%
Reversal of reserves no longer required                (56.6)
Federal income tax related to the
  liquidation of a subsidiary                            6.2
State taxes (benefit), net of federal
  benefit (expense)                        (14.0)        9.5
Investment income not subject to tax                    (1.5)
Nondeductible expenses                       6.8         5.2
Other, net                                   1.0        (1.8)
                                            ____        ____
           Actual tax rate                  27.8%       (5.0)%
                                            =====       ======

The deferred tax liability  at June 30, 1995 is as follows:

Deferred tax liability:
  Difference between financial reporting and tax
    bases of University of Delaware license and
    related note (see Note D[4])                     $11,419,000
                                                      __________

Deferred tax (asset):

   Utilization of net operating loss carryforward $(2,751,000) Utilization of the percentage of completion
     method of revenue recognition for tax purposes     (233,000)
   Utilization of capital loss carryforward             (111,000)
   Utilization of compensation deduction                 (71,000)
   Expenses for financial reporting not yet
     deductible for taxes                                (13,000)
                                                      __________
                                                     $(3,179,000)
                                                      __________
Net deferred tax liability - June 30, 1995           $ 8,240,000
                                                      ==========

           Deferred tax expense results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The principal sources of these differences were amortization and accrued interest referred to in Note D[4], the tax effect of which was $240,000 and $500,000 for the years ended June 30, 1995 and June 30, 1994, respectively.

           At June 30, 1995, the Company had available net operating loss carryforwards for income tax reporting purposes as follows:

                             Expiring in
        Year Ended       Net Operating Loss      Year Ending
         June 30,          Carry Forwards          June 30,

          1990               $1,302,000              2005
          1991                3,252,000              2006
          1993                  596,000              2008
          1994                  578,000              2009
          1995                1,200,000              2010
                              _________
                             $6,928,000
                              =========

(NOTE H) - Per Share Amounts:

           Per share amounts are computed using the weighted average number of common shares outstanding and common equivalent shares outstanding during each period utilizing the modified treasury stock method.

(NOTE I) - Other Matters:

      [1]  Major Customers:

           During the years ended June 30, 1995 and June 30,
1994, $6,650,000 (54%) and $8,919,000 (66%), respectively, of the
Company's sales arose from United States government contracts under which the Company was either a prime contractor or a subcontractor.

           In fiscal 1995, approximately $5,254,000 (43%) of the Company's revenues were from one customer. In 1994 approximately $5,092,000 (38%) and $2,402,000 (18%) of the Company's revenues were from the customer referred to above and a second customer, respectively.

           At June 30, 1995 and June 30, 1994, accounts receivable included $2,390,000 and $1,404,000 from its major customer.

      [2]  Investment Income:
                                           Year Ended June 30,
                                            1995        1994

      Interest on investments           $1,700,000   $1,166,000
      Dividends                                          39,000
      (Increase) in provision for
        unrealized loss on securities                  (222,000)
      (Loss) gain on sale of securities    (52,000)       5,000
                                         _________    _________
             TOTAL                      $1,648,000     $988,000
                                         =========      =======

(NOTE J)  Other Accrued Liabilities:

          Other accrued liabilities consist of the following:
                                                June 30,
                                            1995        1994


      Commissions payable               $  205,000     $ 87,000
      Customer credit balances             671,000
      Accrued professional fees            101,000      117,000
      Other accrued liabilities             57,000      143,000
                                         _________     _________
             TOTAL                      $1,034,000     $347,000


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          Inapplicable.

                           PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

          The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.

Item 10. Executive Compensation.

         The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.

Item 12. Certain Relationships and Related Transactions.

         The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.

Item 13. Exhibits, List and Reports on Form 8-K.

     (a) Exhibits:

         (3) (a) Certificate of Incorporation and Certificate of Amendment thereto - incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1993.
             (b) Bylaws - incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1993.

         (10)(a)  Lease with regard to 6 Nevada Drive, Lake
                  Success, NY premises - incorporated by
                  reference to Exhibit 10 to Registrant's Annual
                  Report on Form 10-K for its fiscal year ended
                  June 30, 1991.

              (b) Lease with regard to AstroPower, Inc., Delaware
                  premises - incorporated by reference to Exhibit
                  10 to Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1990.

              (c) 1991 Stock Option Plan - incorporated by
                  reference to Exhibit A to Registrant's
                  definitive Proxy Statement dated December 12,
                  1990.

              (d) Settlement Agreement with Internal Revenue
                  Service - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1991.

              (e) Stock Retirement Agreement dated August 31,
                  1980 among Registrant and Messrs. Barth,
                  Bergman and G. Steinberg - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1991.

              (f) Employment Agreement dated as of April 18,
                  1994 between Registrant and Seymour Barth - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994.

              (g) Employment Agreement dated as of April 18,
                  1994 between Registrant and Elliot Bergman - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994.

              (h) Employment Agreement dated as of April 18,
                  1994 between Registrant and Gilbert H.
                  Steinberg - incorporated by reference to
                  Exhibit 10 to Registrant's Annual Report on
                  Form 10-KSB for its fiscal year ended June 30, 1994.

              (i) Third Lease Modification Agreement with regard
                  to 6 Nevada Drive, Lake Success, NY premises.

          (11) Computation of Earnings Per Common Share.

          (21) Subsidiaries of Registrant.

          (23) Consent of Richard A. Eisner & Company, LLP

   (b)    Reports on Form 8-K:

          No Report on Form 8-K was filed during the three months ended June 30, 1995.

                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ASTROSYSTEMS, INC.

                                         BY:
                                             /S/
                                             Seymour Barth,
                                             President

                                             September 27, 1995

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/
Seymour Barth, President, Principal Executive
               Officer and Director         September 27, 1995


/S/
Elliot J. Bergman, Vice President, Secretary
                   and Director             September 27, 1995


/S/
Gilbert Steinberg, Vice President, Treasurer,
                   Principal Financial and
                   Accounting Officer and
                   Director                 September 27, 1995


/S/
Elliot D. Spiro, Director                   September 27, 1995


/S/
Walter Steinberg, Director                  September 27, 1995

                                                     EXHIBIT 10-i

                THIRD LEASE MODIFICATION AGREEMENT

AGREEMENT made this 31 day of August, 1995 by and between We're Associates Company, a partnership with its principal office at 100 Jericho Quadrangle, Jericho, New York ("Landlord"), and Astrosystems, Inc., a New York corporation with offices located at 6 Nevada Drive, Lake Success, New York ("Tenant").

                           WITNESSETH:

WHEREAS, Tenant presently leases from landlord approximately 46,550 rentable square feet of space (the "demised premises") located in the building known as Building "C", Lake Success Quadrangle, Lake Success, New York, pursuant to an Agreement of Lease dated as of September 22, 1966 between Landlord's predecessor in interest, Hyde Park Associates, as Landlord, and Tenant, as tenant, as same were modified by First Lease Modification Agreement dated May 14, 1986, the Second Lease Modification dated July 9, 1990 (said lease, letter agreement, and lease modification agreements being hereinafter together referred to as the "Lease"): and

WHEREAS, Landlord and Tenant desire to extend the term of the Lease for a period of one (1) year expiring August 31, 1996;

NOW, THEREFORE, the parties hereto agree as follows:

1. Article "2" of the Lease is hereby amended to provide that the term of the Lease shall expire on August 31, 1996.

2. The Tenant shall have the right to cancel the lease at any time during the remaining term provided that Tenant shall notify Landlord by certified mail of its intention to do so; and stating a date that is three months or later after the date of the notice (the "Cancellation Effective Date" which must be the last day of the month), Tenant shall continue to be and shall remain liable hereunder for rent and additional rent due, owing, or accruing to and including the Cancellation Effective Date. Rent and additional rent shall be equal to the rent and additional rent payable by Tenant for the month of August 1995.

3. Landlord shall have the right to cancel the lease at any time during the remaining term provided that Landlord shall notify Tenant by certified mail of its intention to do so and stating a date that is three months or later after the date of the Notice (the "Cancellation Effective Date" which must be the last day of the month).

4. Tenant represents and warrants to Landlord that no broker brought about the transaction covered hereby. Tenant hereby agrees to indemnify, defend and hold harmless from and against any loss, cost, claim, damage, expense or liability (including without limitation, attorney's fees and disbursements) arising from any person, firm or entity claiming any commission or other compensation in connection with this transaction.

Except as amended hereby, the Lease remains, and shall remain, in full force and effect and each and every term, condition, and provision thereof is hereby confirmed, ratified, and continued.

IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the day and year first above written.

WE'RE ASSOCIATES COMPANY

By:  /S/
     Gary Wexler


ASTROSYSTEMS, INC.

By:  /S/
     Gilbert H. Steinberg

                                                       EXHIBIT 11

               ASTROSYSTEMS, INC. AND SUBSIDIARIES
        COMPUTATION OF SHARES USED FOR EARNINGS PER SHARE


                                           Year Ended June 30,
                                            1995        1994
Computation of adjusted net earnings:

  Net earnings                          $   623,000  $1,135,000

  Additional interest earned
    (net of tax effect) attributable
    to utilization of assumed proceeds
    from exercise of options in excess
    of amount required to repurchase
    20% of the outstanding common stock
          at applicable market value        79,000       29,000
                                         _________    _________
  Adjusted net earnings                $   702,000   $1,164,000
                                        ==========    =========

Shares used for computation:

  Weighted average number of shares
    outstanding                          4,561,876    4,537,751

  Shares issuable upon assumed
    exercise of options in excess of
    shares assumed to be repurchased
    with the proceeds                      728,397      739,473
                                         _________    _________
Shares used for computation              5,290,273    5,277,224
                                        ==========    =========

Primary and fully diluted earnings
  per share                             $      .13    $     .22
                                        ==========    =========

                                                       EXHIBIT 21


                          SUBSIDIARIES


     NAME                                 STATE OF INCORPORATION

Astrosub, Inc.                                   Delaware

AstroPower, Inc. (1)                             Delaware

Behlman Electronics, Inc.                        New York







(1)    Registrant owns 32.3 of outstanding common stock

                                                       EXHIBIT 23




                   CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in Registration Statements No. 2- 76955, No. 33-26638, No. 33-44539 and No.
33-52816 on Form S-8 of our report dated September 8, 1995 on the consolidated financial statements included in the Annual Report on Form 10-KSB of Astrosystems, Inc. as at and for the year ended June 30, 1995.



/S/
Richard A. Eisner & Company, LLP

New York, New York
September 27, 1995