Form 10KSB/A
period 1995-06-30
ASTROSYSTEMS INC
filed 1995-10-30
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            FORM 10-KSB/A

                           AMENDMENT NO. 1

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES....X....      NO..........

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

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      The number of shares outstanding of the Registrant's Common
Stock is 4,581,727 (as of August 31, 1995).

                DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for 1995 Annual Meeting of Stockholders
                           (Part III)

                            PART III


Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Securities
          Exchange Act.


                              Year Became       Other Positions held
          Name                 a Director  Age    with Registrant

          Seymour Barth           1959     67   President and Director

          Gilbert H. Steinberg    1964     64   Vice President,
                                                Treasurer and Director

          Elliot J. Bergman       1964     69   Vice President,
                                                Secretary and Director

          Walter A. Steinberg     1989     68   Director

          Elliot D. Spiro         1994     66   Director

     The term of each Director extends until the next Annual Meeting of Registrant's Stockholders and until his successor is elected and qualified. The next Annual Meeting of Stockholders is scheduled to be held in January 1996.

     Seymour Barth has served as President of the Company since 1964 and as a Director of the Company since its inception in 1959.

     Gilbert H. Steinberg has served as a Director, Vice President and Treasurer of the Company since 1964. Mr. Steinberg is also a Director of P.C. Etcetera, Inc., a provider of computer training services.

     Elliot J. Bergman has served as a Director, Vice President and Secretary of the Company since 1964.

     Walter A. Steinberg has been an independent engineering consultant for more than the past five years.

     Elliot D. Spiro has served as Chairman and Chief Executive
Officer of Branch Insurance Agency, a property/casualty and financial services insurance agency, for more than the past five years.

     There is no familiy relationship among any of the Company's
Directors and executive officers.

     To the Company's knowledge, based solely on a review of the copies of Forms 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended
June 30, 1995, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with, except that Messrs. Barth, G. Steinberg and Bergman did not file their respective Forms 5 timely. Each Form 5 reported the acquisition of shares of Common Stock of the Company pursuant to its 401(k) Plan.

Item 10.  Executive Compensation.

(a)  Summary compensation table

                                Annual
                             Compensation     Long-Term Compensation
                                               Awards      Payouts


     Name and                                  Shares
     Principal                                 Underlying All Other
     Position          Year  Salary     Bonus  Options    Compensation

     Seymour Barth     1995  $309,518        0        0     $4,686 (1)
     President         1994  $304,116        0  100,000     $4,571 (2)
                       1993  $304,116   $5,848        0     $2,716 (3)

     Elliot Bergman    1995  $217,830        0        0     $4,357 (1)
     Vice President &  1994  $214,008        0  100,000     $3,209 (2)
     Secretary         1993  $214,008   $4,116        0     $3,205 (3)

     Gilbert Steinberg 1995  $217,830        0        0     $4,357 (1)
     Vice President &  1994  $214,008        0  100,000     $3,209 (2)
     Treasurer         1993  $214,008   $4,116        0     $3,205 (3)

(1) Represents 1,079, 1,030, and 1,030 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and G. Steinberg, respectively, for Fiscal 1995 pursuant to the terms of its 401(k)
Plan.

(2) Represents 1,071, 752 and 752 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and G. Steinberg, respectively, for Fiscal 1994 pursuant to the terms of its 401(k)
Plan.

(3) Represents 673, 779 and 779 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and G. Steinberg, espectively, for Fiscal 1993 pursuant to the terms of its 401(k) Plan.

(b)  Option Grants

      No options were granted to Mr. Barth, Mr. Bergman or Mr. G.
Steinberg during Fiscal 1995.

(c) Aggregated option exercises in last fiscal year and fiscal year end option value table

                                                  Value of Unexercised
                        Number of Unexercised     In-the-Money Options
                        Options at June 30, 1995  at June 30, 1995
                        Exercisable/              Exercisable/
     Name               Unexercisable             Unexercisable

     Seymour Barth      371,607/100,000           $538,430/56,300

     Elliot Bergman     390,921/100,000           $626,541/56,300

     Gilbert Steinberg  374,769/100,000           $552,838/56,300

     No options were exercised by Mr. Barth, Mr. Bergman or Mr.
Steinberg during the fiscal year ended June 30, 1995.

(d)  Compensation of Directors.

     Messrs. W. Steinberg and Spiro are entitled to receive $5,000 per year for their services as a Director. No other Directors receive compensation for their services as such.

(e)  Employment Contracts and Termination of Employment and
     Change-in-Control Arrangements.

     Stock Retirement Agreement

     The Company and Messrs. Barth, G. Steinberg and Bergman are parties to a Stock Retirement Agreement which requires the Company, upon the death of any of such persons, to purchase 30% of all shares of Common Stock of the Company included in the gross estate of the deceased stockholder at a price equal to the greater of the average market price of such shares over the six months preceding the date of death or the book value thereof. At June 30, 1995, the Company carried term life insurance in the amounts of $2,000,000, $1,250,000 and $1,000,000 upon the lives of Messrs. Barth, G. Steinberg and Bergman, respectively.

     Employment Agreements

     The Company has entered into Employment Agreements with each of Messrs. Barth, G. Steinberg and Bergman which provide for, among other things, the following: (i) minimum annual compensation of $304,116 for Mr. Barth and $214,008 for each of Messrs. G. Steinberg and Bergman (effective September 5, 1994, the annual compensation payable to Messrs. Barth, G. Steinberg and Bergman was increased to $310,807, $218,716 and $218,716, respectively); (ii) a term ending upon the earliest to occur of the following: (a) the employee's death or incapacity; (b) "cause", as defined in the Employment Agreement;
(c) at the election of the Company, upon not less than three years prior written notice to the employee; or (d) at the election of the employee, upon not less than six months prior written notice to the Company; and (iii) in the event the employee's employment shall terminate as a result of death or incapacity, the Company shall be obligated to make annual payments to the employee or his estate or representative for a period of three years in an amount equal to 50% of the compensation paid or payable to the employee with respect to the fiscal year immediately preceding the fiscal year in which his employment terminated.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth, to the knowledge of the Company, certain information regarding the Company's outstanding Common Stock beneficially owned as of September 30, 1995 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock,
(ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group:

                                                       Approximate
     Name and                  Number of Shares        Percentage of
     Address of                and Nature of           Outstanding
     Beneficial Owner          Beneficial Ownership    Shares (1)

     Seymour Barth..........   1,494,973(2)(3)         29.5%(2)(3)
       6 Nevada Drive
       Lake Success, NY

     Gilbert H. Steinberg...   1,135,868(2)(4)         22.4%(2)(4)
       6 Nevada Drive
       Lake Success, NY

     Elliot J. Bergman......   1,035,431(2)(5)         20.4%(2)(5)
       6 Nevada Drive
       Lake Success, NY

     Morris Barth, Trustee of    300,000                6.5%
     various trusts for the
     benefit of the descendants
     of Seymour Barth
       c/o Astrosystems, Inc.
       6 Nevada Drive
       Lake Success, NY

     Elliot D. Spiro........      10,400(6)               *
       71 S. Central Avenue
       Valley Stream, NY

     All Directors and         3,414,964(2)(3)(4)      56.7%(2)(3)(4)
     executive officers as              (5)(6)              (5)(6)
     a group (5 persons)

     *  Less than 1%

     (1) For purposes of the above table, the number of shares of Common Stock owned and outstanding for a particular person is deemed to include (i) options held by such person which are exercisable currently or within sixty days and (ii) shares issuable through September 30, 1995 pursuant to the Company's 401(k) Plan as discussed below.

     (2) Includes for each of Messrs. Barth, G. Steinberg and Bergman 130,854 shares over which they have voting power as trustees under the Company's 401(k) Plan (including 6,084, 5,612 and 5,612 shares allocated to the accounts of Messrs. Barth, G. Steinberg and Bergman, respectively).

     (3)  Includes 471,607 shares issuable pursuant to options which
are currently exercisable.   Also includes 250,000 shares held in
trust for the benefit of Mr. Barth's family, as to which trust Mr. Barth serves as co-trustee. Excludes 110,000 shares held in trust for the benefit of Mr. Barth's children, as to which shares Mr. Barth disclaims any beneficial interest.

     (4) Includes 474,769 shares issuable pursuant to options which are currently exercisable.

     (5) Includes 490,921 shares issuable pursuant to options which are currently exercisable. Also includes 225,000 shares held in various trusts for the benefit of Mr. Bergman's family, as to which trusts Mr. Bergman serves as co-trustee.

Item 12.  Certain Relationships and Related Transactions.

          Inapplicable.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 27, 1995                  ASTROSYSTEMS, INC.



                                          BY:   /S/
                                                Gilbert Steinberg,
                                                Vice President