Form 10QSB
period 1995-09-30
ASTROSYSTEMS INC
filed 1995-11-13
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes X     No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.    Yes      No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the latest practicable
date:   September 30, 1995 - 4,588,728


                       PART I - FINANCIAL INFORMATION

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES


The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the period being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

The results of operations for the three months ended September
30, 1995 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1996.

The balance sheet as at June 30, 1995 was condensed from the audited balance sheet in the 1995 Annual Report on Form 10-KSB. All other financial statements presented are unaudited. These condensed financial statements should be read in conjunction with the Registrant's financial statements for the year ended June 30, 1995.

The Board of Directors has adopted a Plan of Complete Liquidation and Dissolution for the Company (see Management Discussion and
Analysis). This plan requires stockholder approval before becoming effective.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 As at
                                          September 30,  June 30,
                                               1995        1995
                                          _______________________
                                                 (Unaudited)

                                                (In Thousands)
             ASSETS
Current Assets:
 Cash and cash equivalents                   $12,329      $13,119
 Marketable securities (at lower
   of cost or market)                         11,678        8,680
 Accounts receivable (less estimated
   doubtful accounts of $58,000 in
   September 1995 and June 1995)               2,108        4,099
 Accounts receivable - claims                    360          360
 Inventories (Note 1)                          3,874        3,528
 Prepaid expenses and other current assets       564          437
                                             _______      _______
       Total current assets                  $30,913      $30,223

U.S. Treasury Notes                           11,924       12,980
Long-term investments                            275          275
Factory, laboratory and other equipment at
 cost (less accumulated depreciation of
 $2,625,000 in September 1995 and
 $2,599,000 in June 1995)                        177          198
Excess of cost over the fair value of net
 assets acquired, net of accumulated
 amortization                                    219          230
Other assets                                     347          351
                                             _______      _______
       TOTAL                                 $43,855      $44,257
                                             =======      =======

             LIABILITIES
Current liabilities:
 Accounts payable                            $   242      $   354
 Accrued payroll and employee benefits           166          304
 Other accrued liabilities                       931        1,034
 Income taxes payable                              2            3
                                             _______      _______
       Total current liabilities             $ 1,341      $ 1,695
Deferred income taxes                          8,193        8,240
                                             _______      _______
       Total liabilities                     $ 9,534      $ 9,935
                                             =======      =======

             SHAREHOLDERS' EQUITY
Capital Stock
 Common-authorized 10,000,000 shares,
   $.10 par value; issued and outstanding
   4,588,728 shares in September 1995 and
   4,581,727 shares in June 1995             $   459      $   458
Additional paid-in capital                     6,916        6,848
Retained earnings                             26,946       27,016
                                             _______      _______
       Total shareholders' equity            $34,321      $34,322
                                             _______      _______
       TOTAL                                 $43,855      $44,257
                                             =======      =======

Inventories:
Estimated inventories are comprised of
 the following:
   Raw material                              $ 1,997      $ 1,762
   Work in process                             1,877        1,766
                                             _______      _______
       TOTAL                                 $ 3,874      $ 3,528
                                             =======      =======

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       Three Months Ended
                                 September 30,    September 30,
                                      1995             1994
                                 _____________________________
                                          (In Thousands)
                               (Except Earnings per Common Share)

Sales                                $1,760           $2,205

Cost of sales (Note 1)                1,408            1,730
Selling, general and
 administrative expenses                997            1,110
                                     ______           ______
                                     $2,405           $2,840
                                     ______           ______

(Loss) from operations                 (645)            (635)
Investment and other income (net)       528              264
                                     ______           ______
(Loss) before taxes (benefit)        $ (117)          $ (371)
Income taxes (benefit)                  (47)            (148)
                                     ______           ______
Net (loss)                           $  (70)          $ (223)
                                     ======           ======


Primary (loss) per common share       $(.02)           $(.05)

Weighted average outstanding shares   4,582            4,550




(Note 1) For interim financial statements the Registrant estimates its costs of sales.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                          Three Months Ended
                                      September 30, September 30,
                                           1995         1994
                                      __________________________
                                             (In Thousands)

Cash flows from operating activities:
 Net (loss)                              $   (70)       $  (223)
 Adjustments to reconcile net (loss)
   to net cash (used in) provided by
   operating activities:
     Depreciation and amortization            37             58
     Shares issued to retirement plan         69             35
     Deferred taxes                          (47)          (148)
     Options extended                                       175
     Changes in operating assets
     and liabilities:
       Decrease in accounts receivable     1,991             56
       (Increase) in inventories            (346)            (6)
       (Increase) decrease in prepaid
         expenses other current assets,
         and other assets                   (123)           126
       (Decrease) in accounts payable       (112)          (137)
       (Decrease) in accrued payroll
         and employee benefits              (138)          (134)
       (Decrease) in other accrued
         liabilities                        (103)          (147)
       (Decrease) in taxes payable            (1)           (23)
                                         _______        _______
           Net cash (used in) provided by
             operating activities          1,157           (368)
                                         _______        _______

Cash flows from investing activities:
 Marketable securities                    (1,942)          (678)
 (Acquisition) of equipment                  ( 5)            (5)
                                         _______        _______
   Net cash (used in) investing activities(1,947)          (683)
                                         _______        _______

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (790)        (1,051)
Cash and cash equivalents, beginning
  of period                               13,119         22,916
                                         _______        _______
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $12,329        $21,865
                                         =======        =======

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity, Capital Resources and Impact of Inflation
____________________________________________________

   The Company's working capital did not materially change since
June 30, 1995.

   The Company announced on October 23, 1992 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions. Since that time 408,727 shares have been repurchased. No repurchases were made during the three month period ending September 30, 1995.

   Inflation has not materially impacted the operations of the Company.

   The Board of Directors adopted, subject to stockholder approval, a Plan of Complete Liquidation and Dissolution of the Company. See "Plan of Complete Liquidation and Dissolution" below.

Results of Operations
_____________________

Comparison of three months ended September 30, 1995 vs three months ended September 30, 1994
_____________________________________________________________

   Cost of Sales as a percentage of revenue for the three months ended September 30, 1995 was 80% of revenue versus 78% for the prior equivalent period. The trend in Cost of Sales as a percentage of revenue is increasing as sales orders and backlog continue to decrease. Included in Cost of Sales are fixed expenses such as rent; in addition, the Company's Government contracts and subcontracts require certain fixed expenses such as quality assurance personnel, which cannot be reduced in proportion to revenue. The Company, under its liquidation plan (see "Plan of Complete Liquidation and Dissolution" below), will attempt to sell or distribute all of its operating assets and subsequently cease operations.

   Selling, General and Administrative expenses for the period ended September 30, 1995 decreased from the prior period primarily due to a charge included in the period ended
September 30, 1994 for a non-cash item of $175,000 for the extension of employee stock options.

   Investment income for the three months ended September 30, 1995 increased primarily due to a higher percentage of funds being invested in higher yielding U.S. Treasury obligations.

Plan of Complete Liquidation and Dissolution
____________________________________________

   The Board of Directors of the Company has adopted a Plan of Complete Liquidation and Dissolution for the Company (the "Plan") to be submitted to stockholders for approval. Pursuant to the Plan, the Company intends to sell such of its assets as are not to be distributed in kind to its stockholders, to provide for payment of all expenses, liabilities and obligations of the Company and to liquidate via distributions to stockholders. The Board concluded, after consideration of the potential liquidation value of the Company in relation to its current and historical market trading values, that liquidation would maximize the value of the Company to its stockholders.

   Although the Board has not established a firm timetable for distributions to stockholders if the Plan is approved, the Board will, subject to exigencies inherent in winding up the Company's business, make such distributions as promptly as practicable. The Company anticipates making the first cash distribution in 1996. The Board is, however, currently unable to predict the precise amount of any distributions of cash pursuant to the Plan. The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

   The Company has entered into a letter of intent with regard to the sale of its Industrial Automation Division. Revenues for Industrial were 13.8% of the Company's consolidated revenues for the fiscal year ended June 30, 1995. The consummation of the transaction contemplated by the letter of intent is subject to a number of conditions, including the execution of a definitive purchase agreement. No assurances can be given that the transaction will be completed. The consummation of the sale of the Industrial Automation Division is not contingent upon stockholder approval of the Plan.

                         PART II - OTHER INFORMATION

Item 5.  Other Information

         The discussion of the Company's Plan of Complete
Liquidation and Dissolution, as set forth under "Management's
Discussion and Analysis or Plan of Operation" of Part II hereof, is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              2(a) - Plan of Complete Liquidation and Dissolution
- incorporated by reference to Exhibit A to preliminary Proxy
Statement filed with the Securities and Exchange Commission on November 1, 1995 (File No. 0-3344).

         (b)  Reports on Form 8-K

              None


No other reportable items

                             SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

November 13, 1995                    BY:   /S/
_______________________              ____________________________
       Date                              Gilbert H. Steinberg,
                                         Vice President



November 13, 1995                         /S/
_______________________              ___________________________
       Date                              Gilbert H. Steinberg,
                                         Treasurer and
                                         Chief Financial Officer