Form 10QSB
period 1995-12-31
ASTROSYSTEMS INC
filed 1996-02-16
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                     or

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the
issuer's classes of common stock equity, as of the latest
practicable date:   December 31, 1995 - 4,594,092

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

     The results of operations for the six months ended December
31, 1995 are not indicative of the results of operations for the full fiscal year ending June 30, 1996. Reference is made to Item 5 of Part II hereof for a discussion of the approval in February 1996 of the Registrant's Plan of Complete Liquidation and Dissolution and the sale by the Registrant during such month of its operating assets.

     The balance sheet as at June 30, 1995 was condensed from the audited balance sheet in the 1995 Annual Report on Form 10-KSB. All other financial statements presented are unaudited. These condensed financial statements should be read in conjunction with the Registrant's financial statements for the year ended
June 30, 1995.

     The following pro forma unaudited liquidating balance sheet reflects the financial position of the Company and its subsidiaries as if the Plan was approved and adopted on December 31, 1995 and carried out through the estimated liquidation date of June 1999 including the sale of the Company's operating divisions and subsidiary. The pro forma unaudited liquidating balance sheet assumes no material value for the Company's holdings of AstroPower, Inc. for which the Company's carrying value at December 31, 1995 is zero. In the opinion of management of the Company, all adjustments necessary to present fairly such pro forma unaudited liquidating balance sheet have been made.

     The pro forma unaudited liquidating balance sheet should be read in conjunction with the notes thereto and the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995. The pro forma unaudited liquidating balance sheet is not necessarily indicative of what the actual financial position of the Company would have been had the transactions contemplated in the Plan occurred at December 31, 1995, nor does it purport to represent the future financial position of the Company.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    As at
                                          December 31,   June 30,
                                               1995        1995
                                          _______________________
                                                 (Unaudited)

                                                (In Thousands)
             ASSETS
Current Assets:
 Cash and cash equivalents                   $14,807      $13,119
 Marketable securities (at lower
   of cost or market)                         12,804        8,680
 Accounts receivable (less estimated
   doubtful accounts of $58,000 in
   December 1995 and June 1995)                1,249        4,099
 Accounts receivable - claims                    360          360
 Inventories (Note 1)                          4,013        3,528
 Prepaid expenses and other current assets       552          437
                                             _______      _______
       Total current assets                  $33,785      $30,223

U.S. Treasury Notes                            8,928       12,980
Long-term investments                            275          275
Factory, laboratory and other equipment at
 cost (less accumulated depreciation of
 $2,651,000 in December 1995 and
 $2,599,000 in June 1995)                        152          198
Excess of cost over the fair value of net
 assets acquired, net of accumulated
 amortization                                    207          230
Other assets                                     356          351
                                             _______      _______
       TOTAL                                 $43,703      $44,257
                                             =======      =======

             LIABILITIES
Current liabilities:
 Accounts payable                            $   352      $   354
 Accrued payroll and employee benefits           186          304
 Other accrued liabilities                       810        1,034
 Income taxes payable                              2            3
                                             _______      _______
       Total current liabilities             $ 1,350      $ 1,695
Deferred income taxes                          8,130        8,240
                                             _______      _______
       Total liabilities                     $ 9,480      $ 9,935
                                             =======      =======

             SHAREHOLDERS' EQUITY
Capital Stock
 Common-authorized 10,000,000 shares,
   $.10 par value; issued and outstanding
   4,594,092 shares in December 1995 and
   4,581,727 shares in June 1995             $   459      $   458
Additional paid-in capital                     6,912        6,848
Retained earnings                             26,852       27,016
                                             _______      _______
       Total shareholders' equity            $34,223      $34,322
                                             _______      _______
       TOTAL                                 $43,703      $44,257
                                             =======      =======

Inventories:
Estimated inventories are comprised of
 the following:
   Raw material                              $ 2,222      $ 1,762
   Work in process                             1,791        1,766
                                             _______      _______
       TOTAL                                 $ 4,013      $ 3,528
                                             =======      =======

               ASTROSYSTEMS, INC. AND SUBSIDIARIES
                          (000 OMITTED)
                    (EXCEPT PER SHARE AMOUNTS)


                                            Adjustments
                       Historical           to Record      Pro Forma
                       Condensed            Estimated      Liquidating
                       Balance Sheet        Realizable     Balance
                       December 31, 1995    Value          Sheet
                       _________________    __________     ___________
                         (unaudited)                       (unaudited)
ASSETS
Cash and securities    $36,814              $ 6,366  (1)   $49,330
                                              5,286  (2)
                                                864  (3)
Accounts receivable      1,609               (1,609) (1)         0
Inventories              4,013               (4,013) (1)         0
Prepaid expenses and
other                      552                 (552) (3)         0
Fixed assets               152                 (112) (1)         0
                                                (40) (3)
Goodwill                   207                 (207) (3)         0
Other assets (5)           356                 (356) (3)         0
                       _______              _______        _______
   Total               $43,703              $ 5,627        $49,330
                       =======              =======        =======

LIABILITIES
Accounts payable,
accrued expenses
and other                1,350               (1,350) (4)         0
Deferred income taxes    8,130               (8,130) (4)         0
Contingency reserve          0               11,700  (4)    11,700
                       _______              _______        _______
                         9,480                2,220         11,700
                       _______              _______        _______

SHAREHOLDERS' EQUITY
Common stock               459                  168  (2)       627
Additional paid-in
capital                  6,912                5,118  (2)    12,662
                                                632  (1)
Retained Earnings       26,852                 (291) (3)    24,341
                                             (2,220) (4)
                       _______              _______        _______

                        34,223                3,407         37,630
                       _______              _______        _______

    Total              $43,703              $ 5,627        $49,330
                       =======              =======        =======

ESTIMATED NET ASSETS
  AVAILABLE FOR
  LIQUIDATION                                              $37,630
                                                           =======
NUMBER OF SHARES
  ESTIMATED TO BE
  OUTSTANDING            4,586                1,680  (2)     6,266
                       =======              =======        =======

ESTIMATED NET ASSETS
  AVAILABLE FOR
  LIQUIDATION PER
  OUTSTANDING SHARE                                          $6.01
                                                           =======

                 ASTROSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO PROFORMA LIQUIDATING BALANCE SHEET
                           DECEMBER 31, 1995
                               (Unaudited)

(1) Adjustment to record management's estimate of the proceeds from the sale and liquidation of the three operating units.

       Collection of accounts receivable                    $1,609
       Estimated proceeds from sale of operating units:
            Inventory                                        4,013
            Fixed assets                                       112
            Gain on sale (net of costs of $350)                632
                                                            ______
            Net estimated cash from sale and liquidation
              of operating units                            $6,366
                                                            ======

(2) Assumes the exercise of all outstanding options at prices of $2.88 to $4.00 per share.

(3)    Net estimated loss on disposition of the assets.

(4) Establishment at December 31, 1995 of a contingency reserve, which the Company believes will be adequate for payment of all expenses and other known liabilities and possible contingent obligations, as well as an amount estimated to be required to carry out the Plan.

                                                          Increase/
                                           Amount of     (Decrease) to
                                          Contingency    Shareholders'
                                           Reserve          Equity
                                          ___________    _____________

Existing liabilities at December 31, 1995:
  Accounts payable, accrued expenses
     and other                               $1,350
  Deferred income taxes                       8,130
Anticipated loss from operations for
  the period from December 31, 1995 thru
  sales of operating units                      893          $(893)
Minimum payments on nonrecourse obligation      176           (176)
Shut down costs and estimated operating
  costs (including compensation) to
  administer the Plan through dissolution     4,019         (4,019)
Estimated interest income                    (1,415)         1,415
Estimated tax benefit of losses
  through dissolution                        (2,766)         2,766
Reserve for other contingencies               1,313         (1,313)
                                            _______        _______
                                            $11,700        $(2,220)
                                            =======        =======

(5) Assumes no material value for the Company's holdings of AstroPower, Inc.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                            Six Months Ended      Three Months Ended
                               December 31,          December 31,
                            1995        1994      1995         1994
                            ____        ____      ____         ____
                                          (In Thousands)
                              (Except Earnings per Common Share)

Sales                       $3,617      $5,225    $1,857       $3,020
                            ______      ______    ______       ______

Cost of sales (Note 1)       3,116       3,888     1,708        2,158
Selling, general and
  administrative expenses    1,820       2,092       823          982
                            ______      ______    ______       ______
                             4,936       5,960     2,531        3,140
                            ______      ______    ______       ______

(Loss) from operations
  Note (2)                  (1,319)       (755)     (674)        (120)
Investment and other
  income (net)               1,045         692       517          428
                            ______      ______    ______       ______
Earnings (loss) before
  taxes on income             (274)        (63)     (157)         308
Income taxes (benefit)        (110)        (25)      (63)         123
                            ______      ______    ______       ______
Net earnings (loss)         $ (164)     $  (38)   $  (94)      $  185
                            ======      ======    ======       ======


Primary earnings(loss)
  per common share          $ (.04)     $ (.01)   $ (.02)      $  .03

Weighted average out-
  standing shares            4,586       5,282     4,584        5,286



NOTE (1) For interim financial statements the Registrant estimates its costs of sales.

NOTE (2) The Company sold all of its operating units on February 7, 1996.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               Six Months Ended
                                           December 31,   December 31,
                                               1995           1994
                                           ____________   ____________

                                                  (In Thousands)

Cash flows from operating activities:
 Net (loss)                               $   (164)      $    (38)
 Adjustments to reconcile net (loss)
  to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                75            115
   Shares issued to retirement plan             65             69
   Options extended                                           175
   Deferred taxes                             (110)           (25)
   Changes in operating assets
    and liabilities:
     (Increase) decrease in accounts
       receivable                            2,850         (1,069)
     (Increase) decrease in inventories       (485)           474
     (Increase) in prepaid expenses and
       other current assets                   (120)          (184)
     (Decrease) in accounts payable             (2)          (173)
     (Decrease) in accrued payroll and
       employee benefits                      (118)          (104)
     (Decrease) in other accrued
       liabilities                            (224)          (187)
     (Decrease) in taxes payable                (1)            (3)
                                           _______        _______
         Net cash (used in) provided
           by operating activities           1,766           (950)
                                           _______        _______

Cash flows from investing activities:
 Marketable securities                         (72)        (6,416)
 (Acquisition) of equipment                     (6)            (8)
                                           _______        _______
   Net cash (used in) investing activities     (78)        (6,424)
                                           _______        _______

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                            1,688         (7,374)
Cash and cash equivalents, beginning
 of period                                  13,119         22,916
                                           _______        _______
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             $14,807        $15,542
                                           =======        =======

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
    _________________________________________________________

Liquidity, Capital Resources and Impact of Inflation
____________________________________________________

     The Board of Directors adopted, and the stockholders approved on February 2, 1996, a Plan of Complete Liquidation and Dissolution of the Company. See "Plan of Complete Liquidation and Dissolution" below.

    The Company announced on October 23, 1992 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions. Since that time, 408,727 shares have been repurchased. No repurchases were made during the six month period ended December 31, 1995.

     Inflation has not materially impacted the operations of the Company.

     On February 7, 1996 the Company sold all of its operating divisions.

Results of Operations
_____________________

     The Company, under its liquidation plan (see "Plan of Complete Liquidation and Dissolution" below), has sold all of its operating assets as of February 7, 1996.

Comparison of six months ended December 31, 1995 vs six months ended December 31, 1994
______________________________________________________________________

     Sales decreased from $5,225,000 for the six months ended
December 31, 1994 to $3,617,000 for the six months ended December 31, 1995. The decrease was due to reduced sales for the Military
Division, and in particular, the phaseout of a major production contract for power supplies used on the Navy's advanced capability ADCAP torpedo.

     Cost of Sales as a percentage of revenue for the six months ended December 31, 1995 was 86% of revenue versus 74% for the prior equivalent period. Included in Cost of Sales are fixed expenses such as rent; in addition, the Company's Government contracts and subcontracts require certain fixed expenses such as quality assurance personnel, which cannot be reduced in proportion to revenue.

     Selling, General and Administrative expenses for the period ended December 31, 1995 decreased from the prior period primarily due to a charge included in the prior period for a non-cash item of $175,000 for the extension of employee stock options as well as a decrease in selling expenses for the current period.

     Investment income for the six months ended December 31, 1995 increased due to an increase in funds available for investment as well as a higher percentage of funds being invested in higher yielding U.S. Treasury obligations.

Comparison of three months ended December 31, 1995 vs three months ended December 31, 1994
______________________________________________________________________


     The decrease in sales for the three months comparison as well as the increase in Cost of Sales was due to the same reasons described above.

     Selling, General and Administrative expenses of the period ending December 31, 1995 decreased from the prior period primarily due to the same reasons described above.

     Investment income for the three months ended December 31, 1995 increased primarily due to the same reasons described above.

Plan of Complete Liquidation and Dissolution
____________________________________________

     The Board of Directors of the Company has adopted a Plan of Complete Liquidation and Dissolution for the Company (the "Plan") which was approved by the stockholders on February 2, 1996. Pursuant to the Plan, the Company intends to sell such of its assets as are not to be distributed in kind to its stockholders (see discussion below with regard to the sale of the Company's operating units), to provide for payment of all expenses, liabilities and obligations of the Company and to liquidate via distributions to stockholders.

     Although the Board has not established a firm timetable for distributions to stockholders, the Board intends, subject to exigencies inherent in winding up the Company's business, to make such distributions as promptly as practicable. The Company anticipates making the first cash distribution in 1996. The Board is, however, currently unable to predict the precise amount of any distributions of cash pursuant to the Plan. The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

     Pursuant to the Plan, the Company has consummated the sales of its three operating units (Military Division, Behlman Electronics subsidiary, and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company depends upon a final fixed asset and inventory evaluation. See Item 5 of Part II hereof.

                         PART II - OTHER INFORMATION


Item 5.  Other Information.
         __________________

          Effective February 6, 1996, pursuant to a certain Asset Purchase Agreement dated as of January 11, 1996 (the "Orbit Agreement") by and among Astrosystems, Inc. (the "Company"), Behlman Electronics, Inc. ("Behlman"), a wholly-owned subsidiary of the Company, Orbit International Corp. ("Orbit") and Cabot Court, Inc. ("Cabot"), a wholly-owned subsidiary of Orbit, the Company sold to Cabot certain assets of its Defense Electronics Division and Behlman sold to Cabot certain of its assets for an aggregate purchase price of $3,706,700. The purchase price is subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date. Pursuant to the Orbit Agreement, $1,000,000 of the purchase price is being held in escrow to provide for indemnification claims that Cabot may assert against the Company or Behlman thereunder.

          Effective February 7, 1996, pursuant to an Asset Purchase Agreement of such date (the "North Atlantic Agreement") by and between the Company and North Atlantic Instruments, Inc. ("North Atlantic"), the Company sold to North Atlantic certain assets of its Industrial Automation Division for a purchase price of $704,500. The purchase price is subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date. Pursuant to the North Atlantic Agreement, $100,000 of the purchase price is being held in escrow pending a determination of the closing date inventory and equipment amounts.

          The consummation of the Orbit Agreement and the North
Atlantic Agreement followed the February 2, 1996 Annual Meeting of Stockholders of the Company at which the stockholders approved the Company's Plan of Complete Liquidation and Dissolution as well as the sales described above.



Item  6.  Exhibits and Reports on Form 8-K.
          _________________________________

          (a)  Exhibits.

               (i) Asset Purchase Agreement dated as of January 11, 1996 by and among Astrosystems, Inc., Behlman Electronics, Inc., Orbit International Corp. and Cabot Court, Inc. - incorporated by reference to Exhibit B to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-
          3344).

          (b)  Reports on Form 8-K.

               None.


No other reportable items

                                  SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

    February 15, 1996                BY:  /S/
           Date                          Gilbert H. Steinberg,
                                         Vice President




    February 15, 1996                    /S/
           Date                          Gilbert H. Steinberg,
                                         Treasurer and
                                         Chief Financial Officer