Form 10QSB
ASTROSYSTEMS INC
filed 1996-05-20
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                  or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               to

Commission File Number:  0-3344

                         ASTROSYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

        Delaware                                  13-5691210
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

 6 Nevada Drive, Lake Success, New York             11042
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (516) 328-1600

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
March 31, 1996 - 4,434,048

                  ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - FINANCIAL INFORMATION

Item 1.  Statement of Net Assets in Liquidation                4
         March 31, 1996

         Statement of Changes in Net Assets in Liquidation     5
         Two Months Ended March 31, 1996

         Condensed Consolidated Balance Sheet                  6
         June 30, 1995

         Condensed Consolidated Statements of Operations       7
         One Month Ended February 2, 1996 and
            Three Months Ended March 31, 1995
         Seven Months Ended February 2, 1996 and
            Nine Months Ended March 31, 1995

         Consolidated Statements of Cash Flows                 8
         Seven Months Ended February 2, 1996 and
            Nine Months Ended March 31, 1995

Item 2.  Management's Discussion and Analysis or
            Plan of Operation                                  9

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  11

Item 6.  Exhibits and Reports on Form 8-K                     11

                    PART I - FINANCIAL INFORMATION
                  ASTROSYSTEMS, INC. AND SUBSIDIARIES

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

     On February 2, 1996, the Stockholders of the Company approved a Plan of Complete Liquidation and Dissolution (the "Plan"). Therefore, the financial statements for the period of February 2, 1996 to March 31, 1996 are presented in accordance with the liquidation basis of accounting.

     The balance sheet as at June 30, 1995 was condensed from the audited balance sheet in the 1995 Annual Report on Form 10-KSB. All other financial statements presented are unaudited. These condensed financial statements should be read in conjunction with the Registrant's financial statements for the year ended June 30, 1995.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
                 STATEMENT OF NET ASSETS IN LIQUIDATION
            (amounts in thousands, except per share amounts)

                                                             March 31,
                                                               1996
                                                             ________
Assets
______
Cash and cash equivalents (1)                                $20,956
U.S. government securities                                    18,800
Other assets (2)                                               2,447
                                                             _______
                                                             $42,203
Liabilities
___________
Accrued expenses/contingency reserve (3)                      11,735
                                                             _______

Net assets in liquidation                                    $30,468
                                                             =======

Number of common shares (4)                                    6,114

Net assets in liquidation per share (4)                      $  6.12


(1) Includes one million dollars held in an escrow account pursuant to an asset purchase agreement.

(2) Assumes no material value for the Company's holdings in AstroPower Inc.

(3) The Company believes that the Accrued expenses/contingency reserve will be adequate for payment of all expenses and other known liabilities and possible contingent obligations, as well as an amount estimated to be required to carry out the Plan.

     Existing liabilities at March 31, 1996:
       Accounts payable, accrued expenses and miscellaneous  $  1,300
       Deferred income taxes                                    7,596
       Minimum payments on nonrecourse obligation                 163
       Shut down costs and estimated operating costs
         (including compensation) to administer the Plan
         through dissolution                                    4,230
       Estimated interest income                               (2,064)
       Estimated tax benefit of losses through dissolution       (790)
       Reserve for other contingencies                          1,300
                                                              _______
                                                              $11,735
                                                              =======

     In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

(4) Assumes the exercise of all dilutive stock options; 1,680,063 options at an average exercise price of $3.15 per share. Net assets in liquidation per share includes the effect of these options as shown below:

       Number of common shares                                 6,114
                                                             =======

       Net assets in liquidation                             $30,468
       Proceeds from the exercise of dilutive stock options    5,286
       Estimated tax benefit of compensatory stock options     1,666
                                                             _______
          Adjusted net assets in liquidation                 $37,420
                                                             =======

        Net assets in liquidation per share                    $6.12
                                                             =======

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                         (dollars in thousands)


                                                         Two Month
                                                       Period Ended
                                                      March 31, 1996
                                                      ______________
                                                            (1)

Net assets in liquidation at February 2, 1996             $30,250
Changes in estimated liquidation values of
  assets and liabilities (2)                                  218
                                                          _______
Net assets in liquidation at March 31, 1996               $30,468



Note (1) Represents changes since adoption of the Plan of Complete
         Liquidation and Dissolution on February 2, 1996.

     (2) Includes adjustment in estimated liquidation value of certain assets and liabilities:

                  Cash and securities                      $3,690
                  Accounts receivable                        (860)
                  Inventories                              (3,813)
                  Other assets                                128
                  Shut down costs                           1,267
                  Other reserve items                        (194)
                                                            _____
                  Changes in estimated liquidation values  $  218

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                                                          As at
                                                         June 30,
                                                           1995
                                                         ________
                                                       (Unaudited)

                                                      (In Thousands)

                            ASSETS
                            ______
Current Assets:
 Cash and cash equivalents                                $13,119
 Marketable securities                                      8,680
 Accounts receivable (less estimated doubtful
   accounts of $58,000)                                     4,099
 Accounts receivable - claims                                 360
 Inventories                                                3,528
 Prepaid expenses and other current assets                    437
                                                          _______
         Total current assets                             $30,223

U.S. Treasury Notes                                        12,980
Long-term investments                                         275
Factory, laboratory and other equipment at cost
 (less accumulated depreciation of $2,599,000)                198
Excess of cost over the fair value of net
 assets acquired, net of accumulated amortization             230
Other assets                                                  351
                                                          _______
         TOTAL                                            $44,257

                            LIABILITIES
                            ___________
Current liabilities:
 Accounts payable                                         $   354
 Accrued payroll and employee benefits                        304
 Other accrued liabilities                                  1,034
 Income taxes payable                                           3
                                                          _______
         Total current liabilities                        $ 1,695
 Deferred income taxes                                      8,240
                                                          _______
         Total liabilities                                $ 9,935

                         SHAREHOLDERS' EQUITY
                         ____________________
Capital Stock
 Common-authorized 10,000,000 shares, $.10 par
    value; issued and outstanding 4,581,727 shares        $   458
Additional paid-in capital                                  6,848
Retained Earnings                                          27,016
                                                          _______
         Total shareholders' equity                       $34,322
                                                          _______
         TOTAL                                            $44,257
                                                          =======

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                          (In Thousands)
                                 (Except Earnings per Common Share)

                            One Month  Seven Month   Three     Nine
                             Period      Period     Months    Months
                              Ended       Ended      Ended     Ended
                            February 2, February 2, March 31, March 31,
                               1996        1996        1995      1995
                            ----------  ----------  --------  ---------
                               (1)         (1)

Sales                       $  768      $ 4,385     $3,329    $8,554

Cost of sales (Note 2)         932        4,048      2,296     6,184
Selling, general and
  administrative expenses      388        2,208      1,112     3,204
Issuance of compensatory                             -----    ------
  stock options (Note 3)     3,125        3,125
                            ------      -------
                             4,445        9,381      3,408     9,388
                            ------      -------     ------    ------

(Loss) from
  operations (Note 3)       (3,677)      (4,996)       (79)     (834)
Investment and other
  income (net)                 168        1,213        461     1,153
Earnings (loss) before
  taxes on income           (3,509)      (3,783)       382       319
Income taxes (benefit)      (1,279)      (1,389)       153       128
Net earnings (loss)        $(2,230)     $(2,394)    $  229    $  191


Primary earnings (loss)
  per common share         $  (.49)     $  (.52)    $  .04    $  .04

Weighted average
  outstanding shares         4,578        4,585      5,297     5,285


Note (1) Represents operating results prior to adoption of the Plan of Complete Liquidation and Dissolution on February 2, 1996.

     (2)  The Company sold all of its operating assets as of February
          7, 1996.

     (3) Represents a non-cash charge reflecting the difference between newly issued option exercise prices and the market price on the day of issuance. On January 11, 1996, 1,036,113 stock options at an average exercise price of $3.06 per share were canceled by mutual consent. In addition, 101,184 stock options at an average price of $2.96 per share expired on December 14, 1995. On January 11, 1996, 1,172,763 options were granted at an average exercise price of $2.96 per share. A total of 480,732 of the canceled options and all of the expired options were incentive stock options for purposes of the Internal Revenue Code of 1986, as amended, which when exercised would not have yielded a tax deduction for corporate tax purposes.
          The newly granted options are not incentive stock options and therefore represent a potential tax benefit to the Company when exercised.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                             Seven Month    Nine Month
                                                Period        Period
                                                 Ended         Ended
                                              February 2,    March 31,
                                                  1996          1995
                                              __________    __________
                                                  (1)           (1)

                                                     (In Thousands)

Cash flows from operating activities:
  Net cash provided by operating activities      1,649             53

Cash flows from investing activities:
 Marketable securities                             999        (10,358)
 (Acquisition) of equipment                        (42)           (17)
                                               _______        _______
    Net cash provided by (used in)
      investing activities                         957        (10,375)
                                               _______        _______

Cash flows from financing activities:
  Purchase and retirement of shares               (391)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           2,215        (10,322)
Cash and cash equivalents, beginning of period  13,119         22,916
                                               _______        _______
CASH AND CASH EQUIVALENTS, END OF PERIOD       $15,334        $12,594
                                               =======        =======



Note (1) Represents activities prior to adoption of the Plan of Complete Liquidation and Dissolution on February 2, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity, Capital Resources and Impact of Inflation
____________________________________________________

    The Board of Directors adopted, and the stockholders approved on Feburary 2, 1996, a Plan of Complete Liquidation and Dissolution (the "Plan") of the Company. See "Plan of Complete Liquidation and
Dissolution" below.

    The Company announced on March 26, 1996 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions (in addition to the 500,000 shares previously authorized on October 23, 1992). To date, 572,227 shares have been repurchased.

Statement of Net Assets in Liquidation
______________________________________

    Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. In connection with the sale of the Military and Behlman operations, $1,000,000 of the purchase price is being held in escrow to provide for indemnification claims that the buyer may assert against the Company or Behlman under the sale agreement.

    The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities and possible contingent obligations, including potential tax obligations. Any portion of the contingency reserve which the Company determines is no longer required will be made available for distribution to its shareholders. In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

Statement of Changes in Net Assets in Liquidation
_________________________________________________

    The total of Net Assets in liquidation on March 31, 1996 did not change materially from the total on February 2, 1996.

     Accrued expenses/contingency reserve was reduced primarily due to the payment of various shutdown costs.

Results of Operations
_____________________

    The Company, under the Plan, has sold all of its operating assets as of February 7, 1996.

Plan of Complete Liquidation and Dissolution
____________________________________________

    On February 2, 1996, the stockholders of the Company approved a Plan of Complete Liquidation and Dissolution for the Company. Pursuant to the Plan, the Company has sold its three operating units and intends to sell such of its remaining assets as are not to be distributed in kind to its stockholders. The Company intends to provide for payment of all expenses, liabilities and obligations of the Company and liquidate via distributions to stockholders.

    The Board is currently unable to predict the precise amount of any distributions pursuant to the Plan. The actual amount and timing of, and record date for, all such distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 2, 1996 at an Annual Meeting of Stockholders, the stockholders of the Company voted in favor of a Plan of Complete Liquidation and Dissolution, elected a Board of five directors consisting of Seymour Barth, Gilbert H. Steinberg, Elliot J. Bergman, Elliot D. Spiro and Walter Steinberg, ratified the appointment of Richard A. Eisner & Company, LLP as the Company's independent auditors for the fiscal year ending June 30, 1996 and approved an Asset Purchase Agreement among the Company, its subsidiary, Behlman Electronics, Inc., Orbit International Corp. and a subsidary of Orbit. The number of affirmative votes, negative votes and abstentions with regard to the foregoing were as follows:

(i)   Company's Plan of Complete Liquidation
      ______________________________________

      For:   3,398,383     Against:   10,284    Abstain:   10,880

(ii)  Asset Purchase Agreement
      ________________________

      For:   3,396,757     Against:   10,634    Abstain:   12,156

(iii) Election of Directors
      _____________________

                            Voted for            Withheld Proxy
Nominee                     Election             to vote for Election
_______                     _________            ____________________

Seymour Barth               4,153,339            57,650

Gilbert H. Steinberg        4,153,239            57,750

Elliot J. Bergman           4,153,239            57,750

Elliot D. Spiro             4,153,369            57,620

Walter Steinberg            4,153,269            57,720


(iv)  Ratification of Auditors
      ________________________

      For:   4,172,035     Against:   12,729    Abstain:   12,225

Item 6.  Exhibits and Reports on Form 8-K.
         _________________________________

        (a) Exhibits.

                 2. Plan of Complete Liquidation and Dissolution -
            incorporated by reference to Exhibit A to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

                 3. (a) Certificate of Incorporation - incorporated by
            reference to Exhibit 3 (a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-3344).

                    (b) By-Laws - incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-3344).

               10. Asset Purchase Agreement dated as of January 11, 1996 by and among Astrosystems, Inc., Behlman Electronics, Inc., Orbit International Corp. and Cabot Court, Inc. - incorporated by reference to Exhibit B to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

       (b) Reports on Form 8-K.
           ____________________

               None.

No other reportable items

                               SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

      May 17, 1996                   BY:   /S/
______________________                   ____________________________
        Date                            Gilbert H. Steinberg,
                                        Vice President




      May 17, 1996                         /S/
______________________                  ____________________________
        Date                            Gilbert H. Steinberg,
                                        Treasurer and
                                        Chief Financial Officer