Form 10KSB
period 1996-06-30
ASTROSYSTEMS INC
filed 1996-11-12
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-KSB
(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended               June 30, 1996
                               ________________________________________

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from

Commission file number:        0-3344
                        _________________

                              ASTROSYSTEMS, INC.
_______________________________________________________________________
               (Name of small business issuer in its charter)

            Delaware                                    13-5691210
_____________________________________________      ____________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1220 Market Street, Suite 603, Wilmington, DE              19801
_____________________________________________      ____________________
(Address of Principal Executive Offices)                (Zip Code)

Issuer's telephone number:       (302) 652-3115
                             ______________________

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange on
      Title of each class                     which registered
      ___________________                 _________________________
             None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $.10 per share
                     _______________________________________
                              (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  YES..X..  NO......

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.    YES..X.. NO......

    The Registrant's revenues for fiscal year ended June 30, 1996 were $4,390,000.

    The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant is $15,914,543 (as of August 31, 1996).


                    (ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PAST FIVE YEARS):
    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act after the distribution of securities under a plan
confirmed by a court.                            YES ......  NO ..N/A..

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
    The number of shares outstanding of the Registrant's Common Stock is 5,246,785 (as of August 31, 1996).

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                               PART I

Item 1.   Description of Business
          _______________________

      (a) Business Development. A Plan of Complete Liquidation and Dissolution (the "Plan") for Astrosystems, Inc. (the "Company") was approved by the shareholders on February 2, 1996. Pursuant to the Plan, the Company consummated the sale of the assets of its three operating divisions, as described below.

          Effective February 6, 1996, pursuant to a certain Asset Purchase Agreement dated as of January 11, 1996 (the "Orbit Agreement") by and among the Company, Behlman Electronics, Inc. ("Behlman"), a wholly-owned subsidiary of the Company, Orbit International Corp. ("Orbit") and Cabot Court, Inc. ("Cabot"), a wholly-owned subsidiary of Orbit, the Company sold to Cabot certain assets of its Defense Electronics Division and Behlman sold to Cabot certain of its assets for an aggregate purchase price of $3,706,700. The purchase price is subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date. Pursuant to the Orbit Agreement, $1,000,000 of the purchase price is being held in escrow to provide for indemnification claims that Cabot may assert against the Company or Behlman thereunder.

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

          The exact amount of the proceeds from both agreements is dependent upon a final asset and inventory valuation. The value of certain inventory items currently is being disputed; however, the Registrant does not believe that the final result will affect materially the value of the assets in liquidation.

          In 1983, the Company acquired a 16-year license (the "License") from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the License, the Company issued a $20,000,000 nonrecourse note (the "Note"), originally due in 1993 and bearing interest at the rate of 14% per year. The Note is secured by the Company's rights under the License and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. To date, there have been no amounts paid under the Note (other than the minimum quarterly payments). Concurrently with the grant of the License, a sublicense for the process was given to AstroPower, Inc. ("AstroPower"), a company engaged in photovoltaic research and production. An amendment to the license agreement extended its term to 2006; concurrently, the due date of the Note was extended to May 1999. The Company, for financial reporting purposes, has not recorded the Note and charges operations with any payments.

          The Company currently owns 32.2% of the Common Stock of AstroPower. Assuming certain convertible Preferred Stock is converted into Common Stock by stockholders of AstroPower other than the Company, the Company's interest in AstroPower would be reduced to 22.7%. The Company has a zero basis in its AstroPower Common Stock. There is currently no public market for the AstroPower Common Stock and there are certain restrictions on the transferability of such shares. The Board, in its sole discretion, will consider placing the Company's AstroPower Common Stock into a liquidating trust or will seek such alternate method or methods of sale, disposition or distribution as will maximize stockholder value.

          Registrant is a corporation originally incorporated in the State of New York in 1959. In April, 1987, Registrant changed its state of incorporation to Delaware.

      (b) Business of Issuer.  Reference is made to Item 1(a) above.

          (1) Special Features of Government Contracts. In accordance with the asset purchase agreements governing the asset sales, certain government contracts previously awarded to the Company were novated to the purchasers. Under the standard terms of the novation agreements, the Company remains jointly liable with the purchasers for performance under these contracts. In addition, a number of contracts were not novated and the Company has subcontracted performance under these contracts to the purchaser of its defense-related assets. Management does not believe that the final results of these transactions will have a material effect on the Company's assets.

          (2) Environmental Regulation Compliance. Registrant is of the belief that compliance with federal, state and local provisions which may have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect on the Company's assets.

          (3) Number of Employees. Registrant currently has four full time employees. Management believes its relations with its employees are good. No employees are represented by a collective bargaining agreement.

Item 2.   Description of Property.
          ________________________

          Registrant's office is located in Wilmington, Delaware, where Registrant occupies approximately 1,100 square feet of usable space. The premises are leased from an unaffiliated party through May 31, 1999 at an annual rental of approximately $23,000, which includes common area maintenance and real estate taxes.

Item 3.   Legal Proceedings.
          __________________

          There are no material pending legal proceedings to which Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ____________________________________________________

          There were no matters submitted to a vote of security holders during the three month period ended June 30, 1996.

                                PART II


Item 5.   Market for Common Stock and Related Stockholder Matters.
          ________________________________________________________

      (a) Registrant's Common Stock is traded in the over-the-counter market (NASDAQ symbol: ASTR). The following table sets forth the quarterly high and low bid prices for the last two fiscal years, as reported by NASDAQ. The quotations set forth below represent interdealer quotations (which exclude retail markups, markdowns and commissions) and do not necessarily reflect actual transactions.

                                                    Bid
              Quarterly Period                 High      Low
         __________________________            ____      ____

         July 1994 - September 1994            4 5/8     4 1/8
         October 1994 - December 1994          4 3/8     3 7/8
         January 1995 - March 1995             4 5/16    3 7/8
         April 1995 - June 1995                5 3/8     4
         July 1995 - September 1995            6 1/8     4 1/2
         October 1995 - December 1995          6 1/2     4 1/8
         January 1996 - March 1996             6 1/8     5 5/8
         April 1996 - June 1996                6 7/8     5 1/2

      (b) The number of stockholders of record of the Registrant's Common Stock, par value $.10 per share, as of June 30, 1996 was 930.

      (c) Registrant has not paid any cash dividends since its inception in 1959. Although Registrant has not established a firm timetable for liquidating distributions to stockholders, the Registrant will, subject to exigencies inherent in winding up the Company's business, make such distributions consistent with maximizing stockholder value. The Board of Directors is currently unable to predict the precise amount of any distributions of cash pursuant to the Plan. The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
          __________________________________________________________

          The Board of Directors adopted, and the stockholders approved on February 2, 1996, a Plan of Complete Liquidation and Dissolution (the "Plan") of the Company. See "Plan of Complete Liquidation and Dissolution" below. Since that date, the Company has been operating under the Plan and its financial reporting is being made on the liquidation basis of accounting. Therefore, the following Management discussion relates to financial statements presented on a liquidation basis since statements presented on a going concern basis are no longer material to stockholder value.

          Liquidity, Capital Resources and Impact of Inflation.
          _____________________________________________________

          The Company announced on March 26, 1996 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions (in addition to the 500,000 shares previously authorized on October 23, 1992). To date, 552,527 shares have been repurchased.

          During the last three months of the fiscal year, 967,298 employee stock options were exercised, which increased total assets by $2,826,000.

          Statement of Net Assets in Liquidation.
          _______________________________________

          Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. The value of certain inventory items is being disputed; however, the Company does not believe that the final result will affect materially Net Assets in Liquidation. In connection with the sale of the Military and Behlman operations, $1,000,000 of the purchase price is being held in escrow to provide for indemnification claims that the buyer may assert against the Company under the sale agreement.

          The Company has set aside, as Accrued expenses/Contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities and foreseeable contingent obligations, including potential tax obligations. Any portion of the contingency reserve which the Company determines is no longer required will be made available for distribution to its shareholders. In the event that the Accrued expenses/Contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

          Statement of Changes in Net Assets in Liquidation.
          __________________________________________________

          From February 3, 1996 to June 30, 1996 there was a change in Net Assets in Liquidation of $3,336,000, due primarily to the exercise of certain stock options which increased assets by $2,826,000.

          Plan of Complete Liquidation and Dissolution.
          _____________________________________________

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

Item 7.   Financial Statements.
          _____________________

                       INDEX TO FINANCIAL STATEMENTS
                                (Unaudited)

                                                                  Page
Financial Statements:

  Report of Management                                              1

  Consolidated Statement of Net Assets in Liquidation               2
  June 30, 1996 (Liquidation Basis)

  Consolidated Statement of Changes in Net Assets in Liquidation    3
  Period February 3, 1996 to June 30, 1996 (Liquidation Basis)

  Consolidated Balance Sheet                                        4
  June 30, 1995 (Going Concern Basis)

  Consolidated Statements of Operations                             5
  Period July 1, 1995 to February 2, 1996, and Year Ended June 30, 1995 (Going Concern Basis)

  Consolidated Statements of Stockholders' Equity                   6
  Period July 1, 1995 to February 2, 1996, and Year Ended June 30, 1995 (Going Concern Basis)

  Consolidated Statements of Cash Flows                             7
  Period July 1, 1995 to February 2, 1996, and Year Ended June 30, 1995 (Going Concern Basis)

Notes to Financial Statements                                       8

                                           Astrosystems, Inc.
                                           1220 Market Street
                                           Suite 603
                                           Wilmington, Delaware 19801



Board of Directors and Stockholders
Astrosystems, Inc.
Wilmington, Delaware

The Company has prepared the accompanying consolidated balance sheet of Astrosystems, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from July 1, 1995 to February 2, 1996 and for the year ended June 30, 1995. In addition, the Company has prepared the accompanying consolidated statement of net assets in liquidation as of June 30, 1996, and the related consolidated statement of changes in net assets in liquidation for the period from February 3, 1996 to June 30, 1996. These unaudited statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on the Company's best judgments and estimates.

As described in Note A to the financial statements, the stockholders of Astrosystems, Inc. approved a plan of liquidation on February 2, 1996, and the Company sold its operating businesses shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to February 2, 1996 from a going concern basis to a liquidation basis.

In the Company's opinion, the unaudited financial statements referred to above present fairly, in all material respects, the financial position of Astrosystems, Inc. and Subsidiaries as of June 30, 1995, the results of its operations and its cash flows for the period from July 1, 1995 to February 2, 1996 and for the year ended June 30, 1995 and its net assets in liquidation as of June 30, 1996 and the changes in its net assets in liquidation for the period from February 3, 1996 to June 30, 1996, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

To the best of the Company's knowledge and belief, there have been no disagreements with the Company's independent auditor as to matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure.



ASTROSYSTEMS, INC.

Wilmington, Delaware
November 7, 1996

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                           As of June 30, 1996
                                (Unaudited)
                            (Liquidation Basis)

                                                         June 30,
                                                           1996
                                                       ___________
Assets
Cash and cash equivalents                              $22,781,000
U.S. government securities                              16,866,000
Other assets                                             4,717,000
                                                       ___________
                                                        44,364,000
Liabilities
Accrued expenses/Contingency reserve                    10,778,000

Net assets in liquidation                              $33,586,000
                                                       ===========

Number of common shares (includes exercise of all        5,963,000
  dilutive options)

Net assets in liquidation per share                          $6.14
                                                             =====





   The accompanying notes are an integral part of these statements.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
            For the Period February 3, 1996 to June 30, 1996
                             (Unaudited)
                         (Liquidation Basis)

                                                      February 3, 1996
                                                              to
                                                        June 30, 1996
                                                      ________________

Net assets in liquidation at February 3, 1996            $30,250,000
Changes in estimated liquidation values of
  assets and liabilities                                   3,336,000
                                                         ___________

Net assets in liquidation at June 30, 1996               $33,586,000
                                                         ===========










    The accompanying notes are an integral part of these statements.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                           (Going Concern Basis)

                                                          June 30,
                                                            1995
                                                         ___________
ASSETS
______
Current assets:
  Cash and cash equivalents                              $13,119,000
  Marketable securities                                    8,680,000
  Accounts receivable (less estimated
    doubtful accounts of $58,000)                          4,099,000
  Accounts receivable - claims                               360,000
  Inventories                                              3,528,000
  Prepaid expenses and other current assets                  437,000
                                                         ___________
              Total current assets                        30,223,000
U.S. Treasury Notes                                       12,980,000
Long-term investments                                        275,000
Factory, laboratory and other equipment
  (net of accumulated depreciation and amortization
   of $2,599,000)                                            198,000
Excess of cost over the fair value of net assets
   acquired, net of accumulated amortization                 230,000
Other assets                                                 351,000
                                                         ___________
              TOTAL                                      $44,257,000
                                                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________
Current liabilities:
  Accounts payable                                       $   354,000
  Accrued payroll and employee benefits                      304,000
  Other accrued liabilities                                1,034,000
  Income taxes payable                                         3,000
                                                         ___________
              Total current liabilities                    1,695,000
Deferred income taxes                                      8,240,000
                                                         ___________
              Total liabilities                            9,935,000
                                                         ___________
Contingencies and commitments


SHAREHOLDERS' EQUITY
____________________

  Capital stock - common - authorized 10,000,000
    shares, $.10 par value; issued and outstanding
    4,581,727 shares                                         458,000
  Additional paid-in capital                               6,848,000
  Retained earnings                                       27,016,000
                                                         ___________
              Total shareholders' equity                  34,322,000
                                                         ___________
              TOTAL                                      $44,257,000
                                                         ===========


    The accompanying notes are an integral part of these statements.

                      ASTROSYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                            (Going Concern Basis)

                                           Seven Month
                                           Period Ended   Year Ended
                                           February 2,     June 30,
                                              1996           1995
                                           __________     ___________

Sales                                      $4,385,000     $12,319,000
                                           __________     ___________


Cost of sales                               4,048,000       8,901,000

Selling, general and
  administrative expenses                   2,208,000       4,203,000

Issuance of compensatory stock options      3,125,000
                                           __________     ___________

                                            9,381,000      13,104,000
                                           __________     ___________

(Loss) from operations                     (4,996,000)       (785,000)

Interest income                             1,213,000       1,648,000
                                           __________     ___________


Income (loss) before taxes on income       (3,783,000)        863,000
                                           __________     ___________

Income taxes (benefit):
   Deferred                                (1,389,000)        240,000
                                           __________     ___________

NET EARNINGS (LOSS)                       $(2,394,000)   $    623,000
                                          ===========     ===========



       Net earnings (loss) per share            $(.52)          $.13
                                                =====           ====


   The accompanying notes are an integral part of these statements.

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (Unaudited)
                          (Going Concern Basis)

                                Common
                             Shares Issued
                         ____________________
                           Number              Additional
                             of         Par      Paid-in     Retained
                           Shares      Value     Capital     Earnings
                         __________  ________  __________  ___________

Balance - June 30, 1994   4,548,848  $455,000  $6,529,000  $26,393,000

  Net earnings for
    the year                                                   623,000

  Shares issued to
    retirement plan          32,179     3,000     133,000

  Compensation attri-
    butable to extending
    of stock options                              184,000

  Exercise of stock
    options                     700                 2,000
                         __________  ________  __________  ___________

Balance - June 30, 1995   4,581,727   458,000   6,848,000   27,016,000

  Net (loss) for the
    period                                                  (2,394,000)

  Shares issued to
    retirement plan          14,647     1,000      76,000

  Replacement of
    stock options                               3,125,000

  Purchase and retirement
    of shares               (65,500)   (6,000)   (386,000)
                         __________  ________  __________  ___________

BALANCE -
  February 2, 1996        4,530,874  $453,000  $9,663,000  $24,622,000
                         ==========  ========  ==========  ===========

     The accompanying notes are an integral part of these statements.

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Going Concern Basis)

                                             Seven Month
                                               Period         Year
                                                Ended         Ended
                                              February 2,    June 30,
                                                1996           1995
                                              __________    __________

Cash flows from operating activities:
  Net cash provided by operating
    activities                                $1,649,000    $1,440,000
                                              __________    __________

Cash flows from investing activities:
  Marketable securities                          999,000   (11,218,000)
  (Acquisition) of equipment                     (42,000)      (21,000)
                                               __________    __________
     Net cash provided by (used in)
       investing activities                      957,000   (11,239,000)
                                              __________    __________

Cash flows from financing activities:
  Purchase and retirement of shares             (391,000)        2,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         2,215,000    (9,797,000)
Cash and cash equivalents,
  beginning of period                         13,119,000    22,916,000
                                              __________    __________
CASH AND CASH EQUIVALENTS, END OF PERIOD     $15,334,000   $13,119,000
                                             ===========   ===========




      The accompanying notes are an integral part of these statements.

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 1996
                               (Unaudited)

      Liquidation Basis Statements - Notes to Financial Statements
      ____________________________________________________________


(NOTE A) - Basis of Presentation and Summary of Significant Accounting
           Policies:
           ___________________________________________________________

           A Plan of Complete Liquidation and Dissolution (the "Plan") was adopted by the Company's Board of Directors on October 26, 1995 and approved by the holders of a majority of the Company's outstanding shares of common stock on February 2, 1996. The Plan provides for (1) the payment of or provision for all of the Company's liabilities and obligations, (2) the distribution to the Company's shareholders in kind or of the proceeds from sale or other disposition of all of the Company's assets, (3) the transfer of any remaining assets to a liquidating trust by February 2, 2000, if applicable, and (4) the dissolution of the Company.

           The Board of Directors is currently unable to predict the precise amount or timing of any distributions pursuant to the Plan.
The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

           The Company has adopted the liquidation basis of accounting for all periods subsequent to February 2, 1996. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

           The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the actual market prices of any securities distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, net of liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

(NOTE B) - Accrued expenses/Contingency reserve:
           ____________________________________

           Accrued expenses at June 30, 1996 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

           Existing liabilities at June 30, 1996:
              Accounts payable, accrued expenses
                and miscellaneous                         $ 1,384,000
              Deferred income taxes                         6,618,000
              Minimum payments on nonrecourse
                obligation (see Note L)                       150,000
              Shut down costs and estimated operating
                costs (including compensation) to
                administer the Plan through dissolution     4,048,000
              Estimated interest income                    (1,182,000)
              Estimated tax benefit of losses
                through dissolution                        (1,540,000)
              Reserve for other contingencies               1,300,000
                                                          ___________
                                                          $10,778,000
                                                          ===========

            Accounts payable, accrued expenses and miscellaneous consist of commissions payable, customer balances, accrued professional fees and other accrued liabilities.

            In the event that the Accrued expenses/Contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

(NOTE C) -  Net assets in liquidation per share:
            ___________________________________

            Number of common shares for net assets in liquidation per share assumes the exercise of all dilutive stock options (712,765 options at an average exercise price of $2.88 per share). The effect of these options is shown below:

            Number of common shares                         5,963,000
                                                          ===========

            Net assets in liquidation                     $33,586,000
            Proceeds from the exercise of dilutive
              stock options                                 2,056,000
            Estimated tax benefit of compensatory
              stock options                                   995,000
                                                          ___________
               Adjusted net assets in liquidation         $36,637,000
                                                          ===========

            Net assets in liquidation per share                 $6.14
                                                                =====

(NOTE D) -  Changes in Net Assets in Liquidation:
            _____________________________________

            Represents changes since adoption of the Plan of Complete Liquidation and Dissolution on February 2, 1996.


            Includes adjustment in estimated liquidation value of certain assets and liabilities as follows:

            Cash and securities                           $ 3,614,000
            Accounts receivable                            (1,326,000)
            Inventories                                    (3,813,000)
            Loans to officers                               2,826,000
            Other assets                                        5,000
            Shut down costs                                 1,450,000
            Other reserve items                               580,000
                                                          ___________

            Changes in estimated liquidation values       $ 3,336,000
                                                          ===========

            On July 11, 1996, loans were made to the officers of the Company, payable on December 31, 1997 or earlier demand by the Company, for use in the exercise of certain stock options. The exercise of these options resulted in tax benefits to the Company.

(NOTE E) -  Sale of Operating Assets:
            ________________________

            As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices are subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 is being held in escrow to provide for indemnification claims that may be asserted against the Company. Pursuant to the other purchase agreement, $100,000 of the purchase price of $704,500 is being held in escrow pending the aforementioned final valuation.

          The exact amount of the proceeds from both agreements is dependent upon the final asset and inventory valuation. The value of certain inventory items currently is being disputed; however, the Company does not believe that the final result will affect materially the value of the assets in liquidation.

(NOTE F) -  Contingencies and Commitments:
            ______________________________

        [1] In June 1996, the Company terminated its lease of office and factory space in Lake Success. The Company now leases office space in Wilmington, Delaware and is obligated for minimum annual rentals as follows:

            Year ending
              June 30,
            ___________

               1997                                            23,000
               1998                                            23,000
               1999                                            21,000
                                                               ______

                  TOTAL                                       $67,000
                                                              =======

        [2] Employment contracts with the officers of the Company provide for minimum annual total compensation of approximately $748,000. In the event of death or disability of the Company's principal officers while employed, the contracts call for payments of 50% of compensation paid in the preceding fiscal year for the three years following such event. In June 1996, each of the Company's officers was given three years' notice, as required by the employment agreements, of the termination of his employment agreement with the Company.

(NOTE G) -  Stock Options:
            ______________

            The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of its common stock to eligible employees, non-employee directors, consultants and advisors.

          A summary of stock option activity related to the Company's stock option plan is as follows:

                                                            Number of
                                 Number of  Option Price     Shares
                                  Shares      Per Share    Exercisable
                                 _________  _____________   __________

Outstanding at February 3, 1996   507,300   $2.88 - $4.00    504,675
                                                             =======

  Exercised                      (167,300)  $2.88 - $3.88
                                 ________

Outstanding at June 30, 1996      340,000   $2.88 - $4.00    340,000
                                 ========                    =======

            During the period February 3, 1996 to June 30, 1996, options for the purchase of 799,998 shares were exercised, which options were granted other than pursuant to the Company's stock option plan.

(NOTE H) -  Taxes on Income:
            ________________

            All income tax accounts have been restated to reflect the liquidation basis of accounting. Upon any distribution of its property to its shareholders, the Company will generally recognize a gain or loss as if the distributed property were sold to the shareholders at its fair market value. The Company will provide shareholders and the IRS with a statement of the amount of cash distributed to its shareholders and its best estimate as to the value of any property distributed to them during the year. There can be no assurance that the IRS will not challenge the tax characterization of any such distribution, including such valuation. As a result of such a challenge, the amount of gain or loss recognized by the Company and/or its shareholders might be changed.

          In addition, the Company's income tax returns for certain years remain subject to examination. Accordingly, additional assessments of income taxes are possible.

(NOTE I) -  Description of Business:
            ________________________

            Until February 2, 1996, the Company was engaged in the manufacture and sale of electronic and electromechanical devices for measurement, display, control and power input.

(NOTE J) -  Summary of Significant Accounting Policies:
            ___________________________________________

    [1]     Principles of consolidation:
            ____________________________

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany trans-actions and account balances have been eliminated in consolidation.

    [2]     Statement of cash flows:
            ________________________

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    [3]     Marketable securities:
            ______________________

          In July 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This standard requires the Company to classify its investments as held-to-maturity, available for sale, or trading. The Company classified all of its securities as held-to-maturity which were carried at amortized cost. The adoption of SFAS 115 had no significant impact on the Company's financial statements at June 30, 1995. At June 30, 1995 marketable securities consisted of U.S. Treasury obligations, of which $8,680,000 is current, and $12,980,000 matures through 1998.

    [4]     Inventories:
            ____________

          Inventories were stated at the lower of cost (first-in, first-out) or market.

    [5]     Factory, laboratory, and other equipment:
            _________________________________________

            Equipment was depreciated over estimated useful lives of 3 to 8 years, computed primarily on the straight-line method. Leasehold improvements were amortized on the straight-line method over the life of the improvement, or the term of the lease, whichever was shorter.

    [6]     Revenue and revenue recognition:
            ________________________________

            Until February 2, 1996, the Company was engaged in the manufacture and sale of electronic and electromechanical devices for measurement, display, control and power input. The Company recorded its sales when the manufacturing process was substantially complete, and, accordingly, accrued all additional costs required to complete the units.

            The Company's warranty on commercial sales was normally 90 days except for certain products and customers where the warranty was one year. The warranty provisions on military sales were normally negotiated for each major contract. Warranty expense had been minimal in recent years.

    [7]     Excess of cost over the fair value of net assets acquired:
            __________________________________________________________

            The excess of cost over the fair value of net assets acquired was being amortized on a straight line basis over ten years.

    [8]     Income taxes:
            _____________

            Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(NOTE K) -  Inventories:
            ____________

            Inventories comprise the following:
                                                           June 30,
                                                             1995
                                                         ____________
            Raw material                                  $1,762,000
            Work in process                                1,766,000
                                                          __________
                 TOTAL                                    $3,528,000
                                                          ==========

            Work in process includes materials, labor, and manufacturing overhead.

(NOTE L) -  Contingencies and Commitments:
            ______________________________

    [1]     The Company has a profit-sharing plan which provides
benefits upon retirement, death, incapacity or separation of eligible employees. There were no profit-sharing expenses for the seven month period ended February 2, 1996 and the year ended June 30, 1995.

    [2]     The Company has a Retirement Savings Plan  which allows
participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code of 1986. The Company is obligated to make contributions (either in cash or Company stock) equal to 50% of the employees' contribution. The Company's contributions to the plan for the seven month period ended February 2, 1996 and the year ended June 30, 1995 consisted of the Company's common stock which it valued at $58,000 and $136,000, respectively. Employees vest immediately in their contribution and in the Company's contribution.

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

    [4]     In 1983, the Company acquired a 16-year license from the
University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the aforementioned license, the Company issued a $20,000,000 nonrecourse note originally due in 1993 and bearing interest at 14% per year. The note is secured by the Company's rights under the license and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. An amendment to the License Agreement extended the term of the license agreement to 2006 as well as extended the due date of the note to May 1999. For the seven month period ended February 2, 1996, the Company paid $23,000 in quarterly payments. The Company, for financial reporting purposes, has not recorded the note and will charge operations with any payments. No payments based on sales were required to be made through February 2, 1996. To the extent that any lump-sum payment is made, the license cost would be amortized from that date forward, thus matching the cost of the license against sales from that date forward.

    [5]     The Company was obligated for minimum annual rentals under leases for office and factory space. Total rent expense aggregated $279,000 and $527,000 for the seven month period ended February 2, 1996 and the year ended June 30, 1995, respectively.

    [6]     Employment contracts with the officers of the Company
provide for minimum annual total compensation of approximately $748,000. In the event of death or disability of the Company's principal officers while employed, the contracts call for payments of 50% of compensation paid in the preceding fiscal year for the three years following such event.

(NOTE M) -  Long-term Investments:
            ______________________


            The Company owns 32.2% of the common stock of AstroPower, Inc. Assuming certain convertible preferred stock is converted to common stock, the Company's interest in AstroPower, Inc. would be reduced to 22.7%. Such investment was accounted for on the equity method and, accordingly, the Company recorded its share in the losses of this entity as a reduction of its investment. This investment was fully written down to zero in prior years.


            The long-term investment shown on the accompanying balance sheet represents an investment in a venture capital limited partnership. The estimated fair value of the investment at June 30, 1995 is at least equal to the carrying value and is included in Other Assets.

(NOTE N) -  Stock Options:
            _____________

            The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of its common stock to eligible employees, non-employee directors, consultants and advisors.

          A summary of stock option activity related to the Company's stock option plan is as follows:

                                                             Number of
                                 Number of   Option Price     Shares
                                   Shares      Per Share    Exercisable
                                 _________   _____________  ___________

Outstanding at July 1, 1995      1,641,797   $2.88 - $4.00   1,233,464
                                                             =========

  Exercised                           (700)  $2.88
  Granted                            3,500   $3.88
                                __________

Outstanding at June 30, 1995     1,644,597   $2.88 - $4.00   1,334,222
                                                             =========
  Cancelled or Expired          (1,137,297)  $2.88 - $3.33

Outstanding at February 2, 1996    507,300   $2.88 - $4.00     504,675
                                ==========                   =========

            During the year ended June 30, 1995, 150,000 stock options were extended. The extended options are considered to have been granted pursuant to the 1991 Stock Option Plan. A charge was made to operations for approximately $184,000, which represents the difference between the option price and the market value at the time of their extension.

            As at February 2, 1996, options for the purchase of 989,500 shares were available for future grant.

            On December 14, 1995, 101,184 stock options at an average price of $2.96 per share expired. On January 11, 1996, 480,723 and 555,381 incentive stock options and non-incentive stock options, respectively, were canceled by mutual consent. In consideration for such cancellation and to replace the expired options, the Company issued on January 11, 1996 1,172,763 non-incentive stock options at an average exercise price of $2.96 per share. The difference between the fair market value of the Company's common stock on the date of the grant and the exercise price has been recorded as a non-cash charge in the accompanying Consolidated Statement of Operations for the seven month period ended February 2, 1996. The newly granted options are non-incentive stock options which will be recognized as additional capital when exercised and which represent a potential tax benefit to the Company.

(NOTE O) -  Taxes on Income:
            ________________

            The components of the provision for taxes on income are as follows:

                                              Seven Month
                                              Period Ended   Year Ended
                                              February 2,     June 30,
                                                  1996          1995
                                              ___________    __________

Federal income taxes (deferred)               $  (822,000)    $500,000
State and local taxes (deferred)                 (567,000)    (260,000)
                                              ___________     ________

                                              $(1,389,000)    $240,000
                                              ===========     ========

          A reconciliation between the Company's effective rate and the U.S. Federal income tax rate is as follows:

                                              Seven Month
                                              Period Ended   Year Ended
                                              February 2,     June 30,
                                                  1996          1995
                                              ___________    __________

Statutory rate                                   34.0%          34.0%
State taxes (benefit), net of federal
  benefit (expense)                              (9.7)         (14.0)
Nondeductible expenses                            6.0            6.8
Other, net                                        1.0            1.0
                                                 _____          _____

           Actual tax rate                       36.7%          27.8%
                                                 =====          =====

The deferred tax liability at June 30, 1995 is as follows:

                                             February 2,    June 30,
                                                 1996         1995
                                             ___________   ___________

Deferred tax liability:
     Difference between financial reporting  $11,774,000   $11,419,000
       and tax bases of University of        ___________   ___________
       Delaware license and related note
       (see Note L)

Deferred tax (asset):

     Utilization of net operating loss
       carryforward                          $(3,214,000)  $(2,751,000)
     Utilization of the percentage of
       completion method of revenue
       recognition for tax purposes             (233,000)     (233,000)
     Utilization of capital loss
       carryforward                             (111,000)     (111,000)
     Utilization of compensation deduction    (1,289,000)      (71,000)
     Other                                       (76,000)      (13,000)
                                             ___________   ___________
                                              (4,923,000)   (3,179,000)

Net deferred tax liability                   $ 6,851,000    $ 8,240,000
                                             ===========    ===========

            Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The principal sources of these differences were amortization and accrued interest referred to in Note L, the tax effect of which was $240,000 for the year ended June 30, 1995, and net operating loss carryforwards and compensation deductions, the tax effect of which was $(1,389,000) for the seven month period ended February 2, 1996.

            At February 2, 1996, the Company had available net operating loss carryforwards for income tax reporting purposes as follows:

                                                         Expiring in
                               Net Operating Loss        Year Ending
        Period Ended             Carry Forwards            June 30,

            June 30, 1990          $1,302,000                2005
            June 30, 1991           3,252,000                2006
            June 30, 1993             596,000                2008
            June 30, 1994             578,000                2009
            June 30, 1995           1,200,000                2010
         February 2, 1996           1,168,000                2011
                                   __________
                                   $8,096,000
                                   ==========

(NOTE P) -  Per Share Amounts:
            __________________

            Per share amounts used in the Statements of Operations are computed using the weighted average number of common shares outstanding and common equivalent shares outstanding during each period utilizing the modified treasury stock method.

(NOTE Q) -  Other Accrued Liabilities:
            __________________________

            Other accrued liabilities include commissions payable, customer balances and accrued professional fees.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ___________________________________________________________

         Inapplicable.


                               PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
         _____________________________________________________________

                                 Year
                               Became a          Positions held
         Name                  Director   Age    with Registrant
         ____________________  ________   ___    ______________________
         Seymour Barth           1959     68     President and Director

         Gilbert H. Steinberg    1964     65     Vice President,
                                                 Treasurer and Director

         Elliot J. Bergman       1964     70     Vice President,
                                                 Secretary and Director

         Walter A. Steinberg     1989     69     Director

         Elliot D. Spiro         1994     67     Director

         The term of each Director extends until the next Annual
Meeting of Registrant's Stockholders and until his successor is elected and qualified. The next Annual Meeting of Stockholders is anticipated to be held in February 1997.

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

         There is no family relationship among any of the Company's Directors and executive officers.

         To the Company's knowledge, based solely on a review of the copies of Forms 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

Item 10. Executive Compensation.
         _______________________

(a)  Summary Compensation Table.

                               Annual
                            Compensation      Long-Term Compensation
                           _______________  __________________________
                                              Awards        Payouts
                                            ___________   ____________
                                              Shares
Name and                                    Underlying     All Other
Principal Position  Year   Salary    Bonus    Options     Compensation
__________________  ____   ________  _____  ___________   ____________

Seymour Barth       1996   $309,518    0    390,921 (1)    $6,262 (4)
President,          1995   $309,518    0          0        $4,686 (5)
                    1994   $304,116    0    100,000        $4,571 (6)


Elliot Bergman      1996   $217,830    0    390,921 (2)    $6,921 (4)
Vice President, &   1995   $217,830    0          0        $4,357 (5)
Secretary           1994   $214,008    0    100,000        $3,209 (6)

Gilbert Steinberg   1996   $217,830    0    390,921 (3)    $6,935 (4)
Vice President, &   1995   $217,830    0          0        $4,357 (5)
Treasurer           1994   $214,008    0    100,000        $3,209 (6)


(1) Issued concurrently with the cancellation of options for the purchase of 371,607 shares.

(2) Issued concurrently with the cancellation of options for the purchase of an equal number of shares.

(3) Issued concurrently with the cancellation of options for the purchase of 374,769 shares.

(4) Represents 1,138, 1,254 and 1,256 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and
     G. Steinberg, respectively, for Fiscal 1996 pursuant to the terms of its 401(k) Plan.

(5) Represents 1,079, 1,030, and 1,030 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and
     G. Steinberg, respectively, for Fiscal 1995 pursuant to the terms of its 401(k) Plan.

(6) Represents 1,071, 752 and 752 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and G. Steinberg, respectively, for Fiscal 1994 pursuant to the terms of its 401(k) Plan.

     The options which were cancelled for Messrs. Barth and Steinberg were "incentive options" which required the exercise price to be ten percent above market price. These were replaced by "nonqualified" options and were, accordingly, repriced to market price at the time of the original grant.

(b)  Option Grants Table.
     ____________________

                                     Percent
                                     Of Total
                                     Options
                                    Granted to
                  Number of Shares  Employees
                     Underlying     in Fiscal  Exercise
Name               Options Granted    Year     Price    Expiration Date
_________________  _______________  _________  _____    ________________

Seymour Barth        224,255 (1)      19%      $2.875   January 11, 2001

Seymour Barth         66,666 (2)       6%      $3.000   January 11, 2001

Seymour Barth        100,000 (3)       8%      $3.125   January 11, 2001

Elliot Bergman       224,255 (3)      19%      $2.875   January 11, 2001

Elliot Bergman        66,666 (3)       6%      $3.000   January 11, 2001

Elliot Bergman       100,000 (3)       8%      $3.125   January 11, 2001

Gilbert Steinberg    224,255 (4)      19%      $2.875   January 11, 2001

Gilbert Steinberg     66,666 (2)       6%      $3.000   January 11, 2001

Gilbert Steinberg    100,000 (3)       8%      $3.125   January 11, 2001

(1) Issued concurrently with the cancellation of options for the purchase of 85,127 shares at an exercise price of $2.875 per share and 126,480 shares at an exercise price of $3.1625 per share.

(2) Issued concurrently with the cancellation of options for the purchase of 60,000 shares at an exercise price of $3.33 per share.

(3) Issued concurrently with the cancellation of options for the purchase of an equal number of shares at the same exercise price per share.

(4) Issued concurrently with the cancellation of options for the purchase of 119,909 shares at an exercise price of $2.875 per share and 94,860 shares at an exercise price of $3.1625 per share.

     The options with exercise prices of $3.1625 and $3.33 per share which were cancelled for Messrs. Barth and Steinberg were "incentive options" which required the exercise price to be ten percent above market price. In order to increase certain tax benefits to the Company, these were replaced by "nonstatutory" options and were, accordingly, repriced to market price at the time of the original grant.

(c)  Aggregated Option Exercises and Fiscal Year-End Option Value
     Table.
     ____________________________________________________________

                                           Number
                                           Of Shares      Value of
                                           Underlying     Unexercised
                                           Unexercised    In-the-Money
                       Shares              Options at     Options at
                      Acquired             June 30, 1996  June 30, 1996
                        on        Value    Exercisable/   Exercisable/
  Name                Exercise   Realized  Unexercisable  Unexercisable
  _________________   ________   ________  _____________  _____________
  Seymour Barth       266,666    $804,164    224,255/0      $784,893/0

  Elliot Bergman      266,666    $804,164    224,255/0      $784,893/0

  Gilbert Steinberg   266,666    $804,164    224,255/0      $784,893/0


(d)  Compensation of Directors.
     __________________________

     Messrs. W. Steinberg and Spiro are entitled to receive $5,000 per year for their services as a Director and an additional $500 for each meeting of the Board held beyond a certain geographic range. No other Directors receive compensation for their services as such.

(e)  Employment Contracts and Termination of Employment and
     Change-in-Control Arrangements.
     ______________________________________________________

     Stock Retirement Agreement
     __________________________

     The Company and Messrs. Barth, G. Steinberg and Bergman are parties to a Stock Retirement Agreement which requires the Company, upon the death of any of such persons, to purchase 30% of all shares of Common Stock of the Company included in the gross estate of the deceased stockholder at a price equal to the greater of the average market price of such shares over the six months preceding the date of death or the book value thereof. At June 30, 1996, the Company carried life insurance in the amounts of $2,000,000, $1,250,000 and $1,000,000 upon the lives of Messrs. Barth, G. Steinberg and Bergman, respectively.

     Employment Agreements
     _____________________

     In April 1994, the Company entered into Employment Agreements with each of Messrs. Barth, G. Steinberg and Bergman which provide for, among other things, the following: (i) minimum annual compensation of $304,116 for Mr. Barth and $214,008 for each of Messrs. G. Steinberg and Bergman (effective September 5, 1994, the annual compensation payable to Messrs. Barth, G. Steinberg and Bergman was increased to $310,807, $218,716 and $218,716, respectively); (ii) a term ending upon the earliest to occur of the following: (a) the employee's death or incapacity; (b) "cause", as defined in the Employment Agreement; (c) at the election of the Company, upon not less than three years' prior written notice to the employee; or (d) at the election of the employee, upon not less than six months' prior written notice to the Company; and
(iii) in the event the employee's employment shall terminate as a result of death or incapacity, the Company shall be obligated to make annual payments to the employee or his estate or representative for a period of three years in an amount equal to 50% of the compensation paid or payable to the employee with respect to the fiscal year immediately preceding the fiscal year in which his employment terminated. In June 1996, each of Messrs. Barth, G. Steinberg and Bergman was given three years' notice, as required by the Employment Agreements, of the termination of his Employment Agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.
         ____________________________________________________

         The following table sets forth, to the knowledge of the Company, certain information regarding the Company's outstanding Common Stock beneficially owned as of September 30, 1996 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock,
(ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group:

                                                     Approximate
           Name and            Number of Shares     Percentage of
          Address of              and Nature of      Outstanding
      Beneficial Owner        Beneficial Ownership     Shares (1)

      Seymour Barth..................  1,404,555(2)(3)     25.7%(2)(3)
       1220 Market Street
       Suite 603
       Wilmington, Delaware

      Gilbert H. Steinberg...........  1,042,288(2)(4)     19.1%(2)(4)
       1220 Market Street
       Suite 603
       Wilmington, Delaware

      Elliot J. Bergman..............    925,699(2)(5)     16.9%(2)(5)
       1220 Market Street
       Suite 603
       Wilmington, Delaware

      Morris Barth, trustee of           300,000            5.6%
      various trusts for the benefit
      of the descendants of
      Seymour Barth.
       c/o Astrosystems, Inc.
       1220 Market Street
       Suite 603
       Wilmington, Delaware

      Dimensional Fund Advisors Inc...   264,800(6)         5.0%
       1299 Ocean Avenue
       11th Floor
       Santa Monica, California

      Elliot D. Spiro.................    12,400(7)          *
       71 South Central Avenue
       Valley Stream, New York

      Walter A. Steinberg.............     2,000(7)          *
       111 Eddy Drive
       Huntington Station, New York

      All Directors and executive      3,344,698(2)(3)     56.1%(2)(3)
        Officers as a group                     (4)(5)(7)       (4)(5)
        (5 persons)

      *  Less than 1%

      (1) For purposes of the above table, the number of shares of Common Stock owned and outstanding for a particular person is deemed to include (i) options held by such person which are exercisable currently or within sixty days and (ii) shares issuable through September 30, 1996 pursuant to the Company's 401(k) Plan as discussed below.

      (2) Includes for each of Messrs. Barth, G. Steinberg and Bergman 21,122 shares over which they have voting power as trustees under the Company's 401(k) Plan (including 6,933, 6,649 and 6,649 shares allocated to the accounts of Messrs. Barth,
          G. Steinberg and Bergman, respectively).

      (3) Includes 224,255 shares issuable pursuant to options which
          are currently exercisable.   Also includes 250,000 shares
          held in trust for the benefit of Mr. Barth's family, as to which trust Mr. Barth serves as co-trustee. Excludes 110,000 shares held in trust for the benefit of Mr. Barth's children, as to which shares Mr. Barth disclaims any beneficial interest.

      (4) Includes 224,255 shares issuable pursuant to options which are currently exercisable.

      (5) Includes 224,255 shares issuable pursuant to options which are currently exercisable. Also includes 225,000 shares held in various trusts for the benefit of Mr. Bergman's family, as to which trusts Mr. Bergman serves as co-trustee.

      (6) Pursuant to a Schedule 13G filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 264,800 shares of the Company's stock as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc. (the "Fund"), a registered open-end investment company, or in series of the DFA Investment Trust Company (the "Trust"), a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. According to the
          Schedule 13G, (i) Dimensional has sole dispositive power with respect to all such shares and sole voting power with respect to 189,800 shares and (ii) persons who are officers of Dimensional and who also serve as officers of the Fund and the Trust, in their capacities as such officers, vote 30,900 shares which are owned by the Fund and 44,100 shares which are owned by the Trust. Dimensional disclaims beneficial ownership of all such shares.

      (7) Includes 2,000 shares for each of Messrs. Spiro and
          W. Steinberg issuable pursuant to options which are currently exercisable.

Item 12.  Certain Relationships and Related Transactions.
          _______________________________________________

          On July 11, 1996, Messrs. Barth, G. Steinberg and Bergman each was loaned $912,498, payable on December 31, 1997 or earlier demand by the Company, for use in the exercise of certain stock options. See Item 10 hereof.

Item 13.  Exhibits, List and Reports on Form 8-K.
          _______________________________________

      (a) Exhibits:
          _________

          (2) Plan of Complete Liquidation and Dissolution - incorporated by reference to Exhibit A to Proxy Statement of Registrant dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

          (3)(a) Certificate of Incorporation and Certificate of Amendment thereto - incorporated by reference to
                 Exhibit 3(a) to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1993 (File No. 0-3344).

             (b) Bylaws -  incorporated by reference to Exhibit 3(b) to
                 Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1993 (File No. 0-3344).

         (10)(a) Lease with regard to AstroPower, Inc., Delaware premises - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1990 (File No. 0-3344).

             (b) 1991 Stock Option Plan - incorporated by reference to
                 Exhibit A to Registrant's definitive Proxy Statement dated December 12, 1990 (File No. 0-3344).

             (c) Settlement Agreement with Internal Revenue Service -
                 incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1991 (File No. 0-3344).

             (d) Stock Retirement Agreement dated August 31, 1980 among
                 Registrant and Messrs. Barth, Bergman and G. Steinberg
                 - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1991 (File No. 0-3344).

             (e) Employment Agreement dated as of April 18, 1994
                 between Registrant and Seymour Barth - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

             (f) Employment Agreement dated as of April 18, 1994
                 between Registrant and Elliot Bergman - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

             (g) Employment Agreement dated as of April 18, 1994
                 between Registrant and Gilbert H. Steinberg - incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

             (h) Asset Purchase Agreement dated as of January 11, 1996
                 by and among Registrant, Behlman Electronics, Inc., Orbit International Corp. and Cabot Court, Inc. - incorporated by reference to Exhibit B to Proxy Statement of Registrant dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

            (21) Subsidiaries of Registrant.

            (27) Financial Data Schedule

   (b)      Reports on Form 8-K:
            ____________________

            No Report on Form 8-K was filed during the three months ended June 30, 1996.

                              SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ASTROSYSTEMS, INC.


                                               BY:  /s/ Seymour Barth
                                                    ___________________
                                                    Seymour Barth,
                                                    President

November 11, 1996

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Seymour Barth         Pressident,                November 11, 1996
________________________  Principal Executive Officer
    Seymour Barth         and Director


/S/ Elliot J. Bergman     Vice President             November 11, 1996
________________________  Secretary
    Elliot J. Bergman     and Director


/S/ Gilbert H. Steinberg  Vice President,            November 11, 1996
________________________  Treasurer, Principal
    Gilbert H. Steinberg  Financial and Accounting
                          Officer and Director


/S/ Elliot D. Spiro       Director                   November 11, 1996
________________________
    Elliot D. Spiro


/S/ Walter Steinberg      Director                   November 11, 1996
________________________
    Walter Steinberg

                                                             EXHIBIT 21


                             SUBSIDIARIES


NAME                                            STATE OF INCORPORATION
__________________                              ______________________

Astrosub, Inc.                                         Delaware

AstroPower, Inc. (1)                                   Delaware

BEI Liquidating Corporation (formerly named            New York
  Behlman Electronics, Inc.)








(1)    Registrant owns 32.2% of outstanding common stock