Form 10QSB
period 1996-09-30
ASTROSYSTEMS INC
filed 1996-11-15
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               ______________________________________

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                to


Commission File Number:     0-3344
                        _____________

                             ASTROSYSTEMS, INC.
_______________________________________________________________________
           (Exact name of registrant as specified in its charter)

      Delaware                                        13-5691210
________________________________________           ____________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1220 Market St., Ste 603, Wilmington, Delaware           19801
______________________________________________     ____________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (302) 652-3115
                                                   ____________________

                                  N/A
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.                             Yes       No X

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
September 30, 1996 - 5,235,785

                  ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                 INDEX


                                                               Page No.
                                                               ________

Part I - FINANCIAL INFORMATION

Item 1.  Statement of Net Assets in Liquidation                   4
         September 30, 1996

         Statement of Changes in Net Assets in Liquidation        5
         Three Months Ended September 30, 1996

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                        6

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         8

                       PART I - FINANCIAL INFORMATION

                    ASTROSYSTEMS, INC. AND SUBSIDIARIES

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation for the period being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

     On February 2, 1996, the Stockholders of the Company approved a Plan of Complete Liquidation and Dissolution (the "Plan"). Therefore, the financial statements are presented in accordance with the liquidation basis of accounting. These condensed financial statements should be read in conjunction with the Registrant's financial statements for the year ended June 30, 1996.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
                 STATEMENT OF NET ASSETS IN LIQUIDATION
            (amounts in thousands, except per share amounts)
                              (Unaudited)

                                                        September 30,
                                                             1996
                                                        ______________
Assets
______

Cash and cash equivalents (1)                              $27,195
U.S. government securities                                  12,925
Other assets (2)                                             4,489
                                                           _______
                                                           $44,609

Liabilities
___________

Accrued expenses/contingency reserve (3)                    10,519
                                                           _______

Net assets in liquidation                                  $34,090
                                                           =======

Number of common shares (4)                                  5,960

Net assets in liquidation per share (4)                      $6.19
                                                             =====

(1) Includes $1,000,000 held in an escrow account pursuant to an asset purchase agreement.

(2) Assumes no material value for the Company's holdings in AstroPower Inc.

(3) The Company believes that the Accrued expenses/contingency reserve will be adequate for payment of all expenses and other known liabilities and foreseeable contingent obligations, as well as an amount estimated to be required to carry out the Plan.

         Existing liabilities at September 30, 1996:
             Accounts payable, accrued expenses and
               miscellaneous                               $ 1,296
             Deferred income taxes                           6,258
             Minimum payments on nonrecourse obligation        139
             Shut down costs and estimated operating
               costs (including compensation) to
               administer the Plan through dissolution       3,630
             Estimated interest income                      (1,085)
             Estimated tax benefit of losses through
               dissolution                                  (1,019)
             Reserve for other contingencies                 1,300
                                                           _______
                                                           $10,519

     In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

(4) Assumes the exercise of all dilutive stock options (712,765 options at an average exercise price of $2.88 per share). Net assets in liquidation per share includes the effect of these options as shown below:

             Number of common shares                         5,960
                                                           =======

             Net assets in liquidation                     $34,090
             Proceeds from the exercise of dilutive
               stock options                                 2,055
             Estimated tax benefit of compensatory
               stock options                                   755
                                                           _______
                 Adjusted net assets in liquidation        $36,900
                                                           =======

             Net assets in liquidation per share             $6.19
                                                             =====

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (in thousands)
                              (Unaudited)


                                                      Three Month
                                                      Period Ended
                                                   September 30, 1996
                                                   ___________________

Net assets in liquidation at June 30, 1996               $33,586
Changes in estimated liquidation values of
  assets and liabilities (1)                                 504
                                                         _______
Net assets in liquidation at September 30, 1996          $34,090
                                                         =======


Note (1) Includes adjustment in estimated liquidation value of certain assets and liabilities:

               Cash and securities                       $   473
               Accounts receivable                           (32)
               Other assets                                 (196)
               Accounts payable                               88
               Shut down costs                               418
               Deferred income tax                           359
               Estimated tax benefit of loss through
                 dissolution                                (521)
               Minimum payments on non-recourse
                 obligation                                   11
               Estimated interest income                     (96)
                                                         _______

               Changes in estimated liquidation value   $    504
                                                        ========

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

    The total of Net Assets in liquidation on September 30, 1996 did not change materially from the total on June 30, 1996.

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

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         _________________________________

         (a) Exhibits.
             _________

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

               27.  Financial Data Schedule

         (b) Reports on Form 8-K.
             ____________________

               None.

No other reportable items

                               SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

     November 15, 1996               BY: /S/
___________________________              ______________________________
            Date                         Gilbert H. Steinberg,
                                         Vice President




     November 15, 1996                   /S/
___________________________              ______________________________
            Date                         Gilbert H. Steinberg,
                                         Treasurer and
                                         Chief Financial Officer