Form 10KSB/A
period 1996-06-30
ASTROSYSTEMS INC
filed 1997-01-30
CIK 8065

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

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
    The number of shares outstanding of the Registrant's Common Stock is 5,246,785 (as of August 31, 1996).

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None

                                PART I

Item 1.       Description of Business
              _______________________

          (a) Business Development.  Prior to February 7, 1996,
Astrosystems, Inc. (the "Company") had three operating divisions:
Behlman Electronics, Inc. ("Behlman"), a wholly-owned subsidiary of the Company which produced commercial AC power supplies, the Defense
Electronics Division which designed and manufactured power conversion devices and the Industrial Automation Division which produced industrial control products.

              A Plan of Complete Liquidation and Dissolution (the
"Plan") for the Company was approved by the shareholders on February 2, 1996. Pursuant to the Plan, the Company consummated the sale of the assets of its three operating divisions, as described below.

              Effective February 6, 1996, pursuant to a certain Asset Purchase Agreement dated as of January 11, 1996 (the "Orbit Agreement") by and among the Company, Behlman, Orbit International Corp. ("Orbit") and Cabot Court, Inc. ("Cabot"), a wholly-owned subsidiary of Orbit, the Company sold to Cabot certain assets of its Defense Electronics Division and Behlman sold to Cabot certain of its assets for an aggregate purchase price of $3,706,700. The purchase price is subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date. Pursuant to the Orbit Agreement, $1,000,000 of the purchase price is being held in escrow to provide for indemnification claims that Cabot may assert against the Company or Behlman thereunder.

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

              Since February 2, 1996, the Company has been engaged in implementing the Plan, including the following activities: (1) implementation of the Orbit Agreement, including novation of government contracts and the transition of operations from the Company's facility to Orbit's facility; (2) implementation of the North Atlantic Agreement, including transition of operations from the Company's facility to North Atlantic's facility; and (3) payment of outstanding accounts payable and collection of outstanding accounts receivable.

              The Company vacated its manufacturing and office space in Lake Success, New York, prior to June 30, 1996, in accordance with the terms of its lease. The Company relocated to a new office in Wilmington, Delaware.

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

          (b) Business of Issuer.  Since February 2, 1996, the
Company's sole business has been the implementation of its Plan of Complete Liquidation and Dissolution.

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

              (2) Solar Cell License. The Company has a license covering a new process for the manufacture of solar cells (see Item 1(a) above).

              (3) Environmental Regulation Compliance. Registrant is of the belief that compliance with federal, state and local provisions which may have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect on the Company's assets.

              (4) Number of Employees. Registrant currently has four full time employees. Management believes its relations with its employees are good. No employees are represented by a collective bargaining agreement.

                                PART II



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

          The repurchase authorization remains in force and the Company will, from time to time, repurchase shares when it is consistent with maximizing shareholder distributions under the Plan.

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



                                  Year
                                Became a            Positions held
          Name                  Director    Age     with Registrant
          ____                  ________    ___     _______________
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

          Gilbert H. Steinberg has served as a Director, Vice President and Treasurer of the Company since 1964.

          Elliot J. Bergman has served as a Director, Vice President and Secretary of the Company since 1964.

          Walter A. Steinberg has been an independent engineering consultant for more than the past five years and has served as a Director of the Company since 1989.

          Elliot D. Spiro has served as Chairman and Chief Executive Officer of Branch Insurance Agency, a property/casualty and financial services insurance agency, for more than the past five years and has served as a Director of the Company since 1994.

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

              (e) Employment Agreement dated as of April 18, 1994
                  between Registrant and Seymour Barth - incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

              (f) Employment Agreement dated as of April 18, 1994
                  between Registrant and Elliot Bergman - incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

              (g) Employment Agreement dated as of April 18, 1994
                  between Registrant and Gilbert H. Steinberg - incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

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

                              SIGNATURES
                              __________

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ASTROSYSTEMS, INC.



                                           BY: /S/
                                              _________________________
                                              Seymour Barth,
                                              President



January 29, 1997