Form 10QSB
period 1996-12-31
ASTROSYSTEMS INC
filed 1997-02-13
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1996
                              _________________________________________
                                  or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      to

Commission File Number:    0-3344
                       ______________


                           ASTROSYSTEMS, INC.
_______________________________________________________________________
         (Exact name of registrant as specified in its charter)

         Delaware                                       13-5691210
_______________________________________________     __________________
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1220 Market St., Ste. 603, Wilmington, Delaware            19801
_______________________________________________     ___________________
(Address of principal executive offices)                 (Zip Code)

                                (302) 652-3115
           ___________________________________________________
           (Registrant's telephone number, including area code)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

 State the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date:   December 31, 1996
- 5,234,785

                  ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                 INDEX


                                                             Page No.

Part I - FINANCIAL INFORMATION

Item 1.  Statement of Net Assets in Liquidation                  4
         December 31, 1996

         Statement of Changes in Net Assets in Liquidation       5
         Six Months Ended December 31, 1996

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                       6

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        7

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

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
                 STATEMENT OF NET ASSETS IN LIQUIDATION
            (amounts in thousands, except per share amounts)
                              (Unaudited)


                                                           December 31,
                                                               1996
                                                           ____________

Assets
______

Cash and cash equivalents (1)                                $29,886
U.S. government securities                                     9,925
Other assets (2)                                               5,042
                                                             _______
                                                             $44,853
Liabilities
___________

Accrued expenses/contingency reserve (3)                      10,436
                                                             _______

Net assets in liquidation                                    $34,417
                                                             =======

Number of common shares (4)                                    5,954

Net assets in liquidation per share (4)                        $6.22
                                                               =====

(1) Includes $1,000,000 held in an escrow account pursuant to an asset purchase agreement.

(2) Assumes no material value for the Company's holdings in AstroPower, Inc.

(3) The Company believes that the Accrued expenses/contingency reserve will be adequate for payment of all expenses and other known liabilities and foreseeable contingent obligations, as well as an amount estimated to be required to carry out the Plan.

        Existing liabilities at December 31, 1996:
           Accounts payable, accrued expenses and
             miscellaneous                                    $1,535
           Deferred income taxes                               6,412
           Minimum payments on nonrecourse obligation            139
           Shut down costs and estimated operating costs
             (including compensation) to administer the
             Plan through dissolution                          2,913
           Estimated interest income                          (1,075)
           Estimated tax benefit of losses through
             dissolution                                        (788)
           Reserve for other contingencies                     1,300
                                                             _______
                                                             $10,436
                                                             =======

     In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

(4) Assumes the exercise of all dilutive stock options (718,765 options at an average exercise price of $3.04 per share). Net assets in liquidation per share includes the effect of these options as shown below:

        Number of common shares                                5,954
                                                             =======

        Net assets in liquidation                            $34,417
        Proceeds from the exercise of dilutive stock options   2,056
        Estimated tax benefit of compensatory stock options      573
                                                             _______
             Adjusted net assets in liquidation              $37,046

        Net assets in liquidation per share                    $6.22
                                                               =====

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (in thousands)
                               (Unaudited)

                                                        Six Month
                                                       Period Ended
                                                     December 31, 1996
                                                     _________________

Net assets in liquidation at June 30, 1996               $33,586
Changes in estimated liquidation values of
   assets and liabilities (1)                                831
                                                         _______
Net assets in liquidation at December 31, 1996           $34,417
                                                         =======



Note (1) Includes adjustment in estimated liquidation value of certain assets and liabilities:

              Cash and securities                           $131
              Accounts receivable                            (78)
              Other assets                                   436
              Accounts payable                              (151)
              Shut down costs                              1,135
              Deferred income tax                            206
              Estimated tax benefit of loss through
                dissolution                                 (752)
              Minimum payments on non-recourse obligation     11
              Estimated interest income                     (106)
                                                           _____

              Changes in estimated liquidation value       $ 831
                                                           =====

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

    The Board of Directors of the Company has authorized the repurchase of up to 1,000,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions. To date, 552,527 shares have been repurchased.

     The repurchase authorization remains in force and the Company will, from time to time, repurchase shares when it is consistent with maximizing shareholder distributions under the Plan.

Statement of Net Assets in Liquidation
______________________________________

    Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. In connection with the sale of the Military and Behlman operations, $1,000,000 of the purchase price was deposited into escrow to provide for indemnification claims that the buyer may assert against the Company or Behlman under the sale agreement. To date, the buyer has made claims against the escrow in the approximate aggregate amount of $764,000. The remainder of the escrow amount has been released to the Company. The Company intends to defend against the buyer's claims vigorously.

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


Statement of Changes in Net Assets in Liquidation
_________________________________________________

    The total of Net Assets in liquidation as of December 31, 1996 did not change materially from the total as of June 30, 1996.

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

    On February 12, 1997, the Company announced that it intends to make an initial cash distribution to stockholders of approximately $5.00 per share from its Net Assets in Liquidation, pursuant to the Plan, no later than June 30, 1997, or earlier if conditions warrant. The Board is currently unable to predict the precise amount of any additional distributions pursuant to the Plan. The actual amount and timing of, and record date for, all such additional distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

                       PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
        ________________________________

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


               27.    Financial Data Schedule

        (b) Reports on Form 8-K.
            ___________________

               Report on Form 8-K filed by Registrant for an event
            dated December 18, 1996 - Items 4 and 7 (File No. 0-3344).

No other reportable items.

                               SIGNATURES
                               __________

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

       February 13, 1997             BY: /S/
_______________________________          ______________________________
             Date                        Gilbert H. Steinberg,
                                         Vice President




       February 13, 1997                 /S/
_______________________________          ______________________________
             Date                        Gilbert H. Steinberg,
                                         Treasurer and
                                         Chief Financial Officer