Form 10QSB
period 1997-03-31
ASTROSYSTEMS INC
filed 1997-05-13
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                  or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               to

Commission File Number:  0-3344

                         ASTROSYSTEMS, INC.
______________________________________________________________________
        (Exact name of registrant as specified in its charter)

        Delaware                                       13-5691210
_________________________________________________  ___________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

1220 Market Street, Ste 603, Wilmington, Delaware        19801
_________________________________________________  ___________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (302) 652-3115

                                   N/A
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:   March
31, 1997 - 5,246,785

                  ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - FINANCIAL INFORMATION

Item 1.  Statement of Net Assets in Liquidation                4
         March 31, 1997

         Statement of Changes in Net Assets in Liquidation     5
         Nine Months Ended March 31, 1997


Item 2.  Management's Discussion and Analysis or               6
            Plan of Operation

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      8

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

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
                 STATEMENT OF NET ASSETS IN LIQUIDATION
            (amounts in thousands, except per share amounts)
                               (Unaudited)

                                                             March 31,
                                                               1997
                                                             ________
Assets
______
Cash and cash equivalents (1)                                $32,245
U.S. government securities                                     7,925
Other assets (2)                                               4,984
                                                             _______
                                                             $45,154
Liabilities
___________
Accrued expenses/contingency reserve (3)                      10,828
                                                             _______

Net assets in liquidation                                    $34,326
                                                             =======

Number of common shares (4)                                    5,960

Net assets in liquidation per share (4)                      $  6.20
                                                             =======

(1) Includes $731,556 held in an escrow account pursuant to an asset purchase agreement.

(2) Assumes no material value for the Company's holdings in AstroPower, Inc.

(3) The Company believes that the Accrued expenses/contingency reserve will be adequate for payment of all expenses and other known liabilities and foreseeable contingent obligations, as well as an amount estimated to be required to carry out the Plan.

     Existing liabilities at March 31, 1997 (amounts in thousands):

       Accounts payable, accrued expenses and miscellaneous  $  1,778
       Deferred income taxes                                    6,321
       Minimum payments on nonrecourse obligation                 111
       Shut down costs and estimated operating costs
         (including compensation) to administer the Plan
         through dissolution                                    3,050
       Estimated interest income                                 (895)
       Estimated tax benefit of losses through dissolution       (787)
       Reserve for other contingencies                          1,250
                                                              _______
                                                              $10,828
                                                              =======

     In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

(4) Assumes the exercise of all dilutive stock options (718,765 options at an average exercise price of $3.04 per share). Net assets in liquidation per share includes the effect of these options as shown below (amounts in thousands, except per share amounts):

       Number of common shares                                 5,960
                                                             =======

       Net assets in liquidation                             $34,326
       Proceeds from the exercise of dilutive stock options    2,056
       Estimated tax benefit of compensatory stock options       543
                                                             _______
          Adjusted net assets in liquidation                 $36,925
                                                             =======

        Net assets in liquidation per share                    $6.20
                                                             =======

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (in thousands)
                               (Unaudited)

                                                          Nine Month
                                                         Period Ended
                                                        March 31, 1997
                                                        ______________

Net assets in liquidation at June 30, 1996                   $33,586
Changes in estimated liquidation values of
  assets and liabilities (1)                                     740
                                                             _______
Net assets in liquidation at March 31, 1997                  $34,326
                                                             =======



Note (2) Includes adjustment in estimated liquidation value of certain assets and liabilities (amounts in thousands):

            Cash and securities                                 $523
            Accounts receivable                                  (81)
            Other assets                                         348
            Accounts payable                                    (394)
            Shut down costs                                      998
            Deferred income tax                                  297
            Estimated tax benefit of loss through dissolution   (753)
            Minimum payments on non-recourse obligation           39
            Estimated interest income                           (287)
            Reserve for other contingencies                       50
                                                                ____
            Changes in estimated liquidation values             $740
                                                                ====

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity, Capital Resources and Impact of Inflation
____________________________________________________

    The Board of Directors adopted, and the stockholders approved on Feburary 2, 1996, a Plan of Complete Liquidation and Dissolution (the "Plan") of the Company. See "Plan of Complete Liquidation and
Dissolution" below.

    The Board of Directors of the Company has authorized the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions. To date, 52,527 shares have been repurchased.

    The repurchase authorization remains in force and the Company will, from time to time, repurchase shares when it is consistent with maximizing shareholder distributions under the Plan.

Statement of Net Assets in Liquidation
______________________________________

    Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. In connection with the sale of the Military and Behlman operations, $1,000,000 of the purchase price was deposited into escrow to provide for indemnification claims that the buyer may assert against the Company or Behlman under the sale agreement. To date, the buyer has made claims against the escrow in the approximate aggregate amount of $732,000. The remainder of the escrow amount has been released to the Company. The Company is vigorously opposing the buyer's claim.

    The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities and possible contingent obligations. Any portion of the contingency reserve which the Company determines is no longer required will be made available for distribution to its shareholders. In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

Statement of Changes in Net Assets in Liquidation
_________________________________________________

    The total of Net Assets in liquidation as of March 31, 1997 did not change materially from the total as of June 30, 1996.

Plan of Complete Liquidation and Dissolution
____________________________________________

    On February 2, 1996, the stockholders of the Company approved a Plan of Complete Liquidation and Dissolution of the Company. Pursuant to the Plan, the Company has sold its three operating units and intends to sell such of its remaining assets as are not to be distributed in kind to its stockholders. The Company intends to provide for payment of all expenses, liabilities and obligations of the Company and liquidate via distributions to stockholders.

    On February 12, 1997, the Company announced that it intends to make an initial cash distribution to stockholders of approximately $5.00 per share from its Net Assets in Liquidation, pursuant to the Plan, no later than June 30, 1997, or earlier if conditions warrant. The Board is currently unable to predict the precise amount and date of any additional distributions pursuant to the Plan. The exact amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         _________________________________

        (a) Exhibits.

                 2. Plan of Complete Liquidation and Dissolution -
            incorporated herein by reference to Exhibit A to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

                 3. (a) Certificate of Incorporation - incorporated
            herein by reference to Exhibit 3 (a) to the Company's
            Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-3344).

                    (b) By-Laws - incorporated herein by reference to
            Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-3344).



               27.  Financial Data Schedule

       (b) Reports on Form 8-K.
           ____________________

               None.

No other reportable items

                               SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASTROSYSTEMS, INC.

      May 13, 1997                   BY:   /S/
______________________                   ____________________________
        Date                            Gilbert H. Steinberg,
                                        Vice President




      May 13, 1997                         /S/
______________________                  ____________________________
        Date                            Gilbert H. Steinberg,
                                        Treasurer and
                                        Chief Financial Officer