Form 10KSB
period 1997-06-30
ASTROSYSTEMS INC
filed 1997-10-09
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                           FORM 10-KSB
(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended              June 30, 1997
                             ________________________________________

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to

Commission file number:  0-3344
                         _______


                           ASTROSYSTEMS, INC.
_____________________________________________________________________
            (Name of small business issuer in its charter)

             Delaware                                13-5691210
______________________________________________    ___________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


1220 Market Street, Suite 603, Wilmington, DE          19801
______________________________________________    ___________________
(Address of Principal Executive Offices)             (Zip Code)

Issuer's telephone number:        (302) 652-3115
                           ____________________________


Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on which
      Title of each class                               registered
________________________________________    _______________________________
              None


Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.10 per share
                   ______________________________________
                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES....X....  NO..........

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES....X....  NO..........

     The Registrant's revenues for fiscal year ended June 30, 1997 were $0.

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant is $1,856,793 (as of October 1, 1997).

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

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the Registrant's Common Stock is 5,827,603 (as of August 15, 1997).

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None


                                  PART I

Item 1.     Description of Business
            _______________________

     (a)    Business Development.
            _____________________

            (1) General. Prior to February 7, 1996, Astrosystems, Inc. (the "Company") had three operating divisions: Behlman Electronics, Inc. ("Behlman"), a wholly-owned subsidiary of the Company which produced commercial AC power supplies, the Defense Electronics Division which designed and manufactured power conversion devices and the Industrial Automation Division which produced industrial control products.

            Since its inception the Company's primary business had been in defense electronics. The Company's revenues decreased every year since fiscal year 1992 from $18,100,000 in the fiscal year ended June 30, 1992 to $12,300,000 in the fiscal year ended June 30, 1995. The decline was primarily due to a continuing decline in defense budgets and severe price competition from lower cost geographical areas and corporate consolidations. In addition, high fixed overhead costs necessitated by defense contracts coupled with a declining business base were tending to make the company non-competitive. The Company attempted to offset this decline by increasing sales for its commercial and industrial products and although the results showed some promise, they were not expected to be sufficient.

            In view of the decline described above, the Board of Directors (the "Board") considered various alternatives for maximizing the Company's value and decided that a planned liquidation was in the best interest of the stockholders. In the opinion of the Board, the Company's common stock historically had traded at a discount from the net value of its assets and the liquidation would allow the Company to distribute its real tangible value. A Plan of Complete Liquidation and Dissolution (the "Plan") for the Company was therefore submitted to the stockholders and approved on February 2, 1996. Pursuant to the Plan, the Company consummated the sale of the assets of its three operating divisions, as described below (see "Asset Purchase Agreements").

            Since February 2, 1996, the Company has been engaged in implementing the Plan. Some of its ongoing activities are: 1) implementing the asset purchase agreements (see "Asset Purchase Agreements" below); 2) relocating the Company to Delaware (see "Other Matters" below); 3) distributing benefit plan funds; 4) completing open contracts and collecting accounts receivable; 5) negotiations and litigation regarding final price determination for the asset sales;
6) engaging a new auditor (see "Other Matters" below); 7) determining and implementing the distribution; 8) realizing stockholder value for the solar cell license and AstroPower assets (see "Solar Cell Assets" below) and 9) preparing federal and state tax returns, SEC filings and additional federal and state filings necessary for the dissolution process.

            On June 30, 1997, the Company declared an initial cash distribution of $5.00 per share to stockholders of record as of August 15, 1997. On September 8, 1997, the distribution was made. No date has been set for further distributions. Under the terms of the Plan, the Company has until February 2, 2000 to complete the liquidation by making distributions directly to its stockholders or to a liquidating trust.

            (2) Asset Purchase Agreements. Effective February 6, 1996, pursuant to a certain Asset Purchase Agreement dated as of January 11, 1996 (the "Orbit Agreement") by and among the Company, Behlman, Orbit International Corp. ("Orbit") and Cabot Court, Inc. ("Cabot"), a wholly-owned subsidiary of Orbit, the Company sold to Cabot certain assets of its Defense Electronics Division and Behlman sold to Cabot certain of its assets for an aggregate purchase price of $3,706,700. The purchase price is subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date. Pursuant to the Orbit Agreement, a portion of the purchase price is being held in escrow to provide for indemnification claims that Cabot may assert against the Company or Behlman thereunder. As of June 30, 1997, the amount in escrow was approximately $773,000. On August 21, 1997, approximately $276,000 was released to the Company.

            The value of certain inventory items under the Orbit
Agreement currently is being disputed along with a number of other items such as warranty costs. However, the Company does not believe that the final result will materially affect Net Assets in Liquidation.

            Effective February 7, 1996, pursuant to an Asset Purchase Agreement of such date by and between the Company and North Atlantic Instruments, Inc. ("North Atlantic"), the Company sold to North Atlantic certain assets of its Industrial Automation Division for a purchase price of $704,500. The purchase price is subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date.

            (3) Solar Cell Assets. In 1983, the Company acquired a 16-year license (the "License") from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the License, the Company issued a $20,000,000 nonrecourse note (the "Note"), originally due in 1993 and bearing interest at the rate of 14% per year. The Note is secured by the Company's rights under the License and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. To date, there have been no amounts paid under the Note other than the minimum quarterly payments. Concurrently with the grant of the License, a sublicense for the process was given to AstroPower, Inc. ("AstroPower"), a company engaged in photovoltaic research and production. An amendment to the license agreement extended its term to 2006; concurrently, the due date of the Note was extended to May 1999. The Company, for financial reporting purposes, has not recorded the Note.

            The Company currently owns 32.3% of the common stock of AstroPower. Assuming certain convertible preferred stock is converted into common stock by stockholders of AstroPower other than the Company, the Company's interest in AstroPower would be reduced to 22.3%. The Company has a zero basis in its AstroPower common stock.
There is currently no public market for the AstroPower Common Stock and there are certain restrictions on the transferability of such shares. AstroPower historically has incurred losses; however, AstroPower was profitable in the first half of 1997. AstroPower recently received $5,000,000 in convertible note financing from a major corporation to assist in the funding of a new manufacturing facility. AstroPower is currently exploring other financing options, including an initial public offering, to finance further expansion. However, there can be no assurances that AstroPower will continue to be profitable or that it will be successful in obtaining future financing. The Board, in its sole discretion, will consider placing the Company's AstroPower common stock as well as the License into a liquidating trust or will seek such alternate method or methods of sale, disposition or distribution as will maximize stockholder value.

            (4) Other Matters. On December 18, 1996, the Company's independent auditor, Richard A. Eisner & Company LLP, resigned citing an independence issue. The Company instituted a search for a new auditor and in June 1997, Grant Thornton LLP was retained. The Company filed its Form 10-KSB for the fiscal year ended June 30, 1996 with unaudited financials. Due to the unaudited nature of such filing and the fact that the Company was in liquidation, NASDAQ removed the Company from listing on its stock market. The Company's stock continues to be publicly traded on the NASD OTC Electronic Bulletin Board.

            The Company vacated its manufacturing and office space in Lake Success, New York, prior to June 30, 1996, in accordance with the terms of its lease. The Company relocated to a new office in Wilmington, Delaware.

            The Company is a corporation originally incorporated in the State of New York in 1959. In April, 1987, the Company changed its state of incorporation to Delaware.

      (b) Business of Issuer. Since February 2, 1996, the Company's sole business has been the implementation of its Plan of Complete Liquidation and Dissolution.

            (1) Special Features of Government Contracts. In accordance with the asset purchase agreements governing the asset sales, certain government contracts previously awarded to the Company were novated to the purchasers. Under the standard terms of the novation agreements, the Company remains jointly liable with the purchasers for performance under these contracts. In addition, a number of contracts were not novated and the Company has subcontracted performance under these contracts to the purchaser of its defense-related assets. Management does not believe that the final results of these transactions will have a material effect on the Company's Net Assets in Liquidation.

            (2) Solar Cell License. The Company has a license covering a new process for the manufacture of solar cells (see "Solar Cell Assets" under Item 1(a) above).

            (3) Environmental Regulation Compliance. The Company is of the belief that compliance with federal, state and local provisions which may have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect on the Company's assets.

            (4) Number of Employees. The Company currently has four employees, three of whom are full time employees. Management believes its relations with its employees are good. No employees are represented by a collective bargaining agreement.

Item 2.     Description of Property.
            ________________________


            The Company's office is located in Wilmington, Delaware, where the Company occupies approximately 1,100 square feet of usable space. The premises are leased from an unaffiliated party through May 31, 1999 at an annual rental of approximately $23,000, which includes common area maintenance and real estate taxes.

Item 3.     Legal Proceedings.
            __________________

            There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ____________________________________________________

            On May 28, 1997, the Company held an annual meeting of stockholders at which a board of five directors was elected. The number of affirmative votes and negative votes with regard to the foregoing were as follows:

                                  Voted for              Withheld Proxy
Nominee                           Election            to vote for Election
______________________            _________           ____________________

Seymour Barth                     3,958,567                  41,886

Gilbert H. Steinberg              3,958,807                  41,646

Elliot J. Bergman                 3,957,567                  42,886

Elliot D. Spiro                   3,957,567                  42,886

Walter Steinberg                  3,957,857                  42,596




                                  PART II


Item 5.     Market for Common Stock and Related Stockholder Matters.
            ________________________________________________________

      (a) The Company's Common Stock is traded in the over-the-counter market (symbol: ASTR). The following table sets forth the quarterly high and low bid prices for the last two fiscal years. The quotations set forth below represent interdealer quotations (which exclude retail markups, markdowns and commissions) and do not necessarily reflect actual transactions.

                                                             Bid
                                                             ___

                 Quarterly Period                     High         Low
                 ________________                     ____         ___

                 July 1995 - September 1995          $6 1/8       $4 1/2
                 October 1995 - December 1995         6 1/2        4 1/8
                 January 1996 - March 1996            6 1/8        5 5/8
                 April 1996 - June 1996               6 7/8        5 1/2
                 July 1996 - September 1996           6 3/8        5 3/8
                 October 1996 - December 1996         6            5 3/8
                 January 1997 - March 1997            5 1/2        4 3/4
                 April 1997 - June 1997               5 5/8        5


            The quotations set forth above represent quarterly periods prior to payment by the Company of the liquidating distribution discussed below and do not reflect market prices following the distribution.

      (b) The number of stockholders of record of the Registrant's Common Stock, par value $.10 per share, as of June 30, 1997 was 851.

      (c) On June 30, 1997, the Company declared an initial liquidating distribution of $5.00 per share in cash to stockholders of record as of August 15, 1997. The distribution was paid on September 8, 1997. Although the Company has not established a firm timetable for additional liquidating distributions to stockholders, the Company will, subject to exigencies inherent in winding up the Company's business, make such distributions consistent with maximizing stockholder value. The actual amount and timing of, and record date for, all additional distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

            The quotations set forth above represent quarterly periods prior to payment of the liquidating distribution by the Company and do not reflect market prices following the distribution.

Item 6.     Management's Discussion and Analysis or Plan of Operation.
            __________________________________________________________

            The Board of Directors adopted, and the stockholders approved on February 2, 1996, a Plan of Complete Liquidation and Dissolution (the "Plan") of the Company. See "Plan of Complete Liquidation and Dissolution" below. Since that date, the Company has been operating under the Plan and its financial reporting is being made in accordance with the liquidation basis of accounting. Therefore, the following discussion relates to financial statements presented on a liquidation basis since statements presented on a going concern basis are no longer material to stockholder value.

            Liquidity, Capital Resources and Impact of Inflation.
            _____________________________________________________

            The Company announced on March 26, 1996 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions (in addition to the 500,000 shares previously authorized on October 23, 1992). To date, 676,404 shares have been repurchased.

            The repurchase authorization remains in force and the Company will, from time to time, repurchase shares in accordance with applicable law when it is consistent with maximizing stockholder distributions under the Plan.

            Statement of Net Assets in Liquidation.
            _______________________________________

            Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. The value of certain inventory items is being disputed; however, the Company does not believe that the final result will affect materially Net Assets in Liquidation. In connection with the sale of the Military and Behlman operations, $500,000 of the purchase price currently is being held in escrow to provide for certain indemnification claims that the buyer may assert against the Company under the sale agreement.

            The Company has set aside, as Accrued expenses/Contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities as well as likely and quantifiable contingent obligations, including potential tax obligations. Any portion of the contingency reserve which the Company determines is no longer required will be made available for distribution to its stockholders. In the event that the Accrued expenses/Contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company. The Company has therefore adopted a conservative policy in retaining sufficient assets to insure against any unforeseen and non-quantifiable contingencies.

            Statement of Changes in Net Assets in Liquidation.
            __________________________________________________

            From June 30, 1996 to June 30, 1997 there was a decrease in Net Assets in Liquidation of $28,972,000 due primarily to the declaration of the initial liquidating distribution.

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

            On June 30, 1997, the Board declared a distribution to stockholders of record as of August 15, 1997, which was paid September 8, 1997. The Board has not yet established the precise amount of any further distributions pursuant to the Plan. The actual amount and timing of, and record date for, all such distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

Item 7.     Financial Statements.
            _____________________

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ____

Report of Independent Certified Public Accountants                   F-2

Financial Statements

    Consolidated Statements of Net Assets
        (Liquidation Basis)                                          F-3

    Consolidated Statements of Changes in Net Assets
        (Liquidation Basis)                                          F-4

    Consolidated Statement of Operations (Going
        Concern Basis)                                               F-5

    Consolidated Statement of Changes in Stockholders'
        Equity (Going Concern Basis)                                 F-6

    Consolidated Statement of Cash Flows (Going
        Concern Basis)                                               F-7

    Notes to Consolidated Financial Statements
        (Liquidation Basis)                                   F-8 - F-20

    Notes to Consolidated Financial Statements
        (Going Concern Basis)                                F-21 - F-26

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Astrosystems, Inc.


We have audited the accompanying consolidated statements of net assets (liquidation basis) of Astrosystems, Inc. (a Delaware corporation) and its subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of changes in net assets (liquidation basis) for the year ended June 30, 1997 and the period February 3, 1996 to June 30, 1996. In addition, we have audited the accompanying consolidated statement of operations (going concern basis) of Astrosystems, Inc. and its subsidiaries for the period July 1, 1995 to February 2, 1996, and the related consolidated statements of changes in stockholders' equity (going concern basis) and cash flows (going concern basis) for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and its consolidated cash flows for the period from July 1, 1995 to February 2, 1996, its consolidated net assets in liquidation as of June 30, 1997 and 1996, and the changes in its consolidated net assets in liquidation for the year ended June 30, 1997 and for the period from February 3, 1996 to June 30, 1996, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.




GRANT THORNTON LLP

Melville, New York
August 22, 1997 (except for Note B, as to which the date is September 29, 1997)

                    Astrosystems, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF NET ASSETS
                            (LIQUIDATION BASIS)


                                                    June 30,      June 30,
            ASSETS                                    1997          1996
                                                   __________    __________

Cash and cash equivalents                         $33,911,000   $22,781,000
U.S. Government securities                          5,978,000    16,866,000
Loans to officers                                   3,698,000     2,826,000
Other assets                                        1,187,000     1,891,000
                                                   __________   ___________

                                                   44,774,000    44,364,000

            LIABILITIES

Liquidation distribution payable                   29,138,000             -
Deferred income taxes                               5,400,000     5,735,000
Accrued expenses/contingency reserve                4,739,000     4,160,000
                                                   __________    __________


     Net assets in liquidation                   $  5,497,000   $34,469,000
                                                  ===========    ==========

Number of common and common equivalent shares
   outstanding                                      5,827,600     5,963,000
                                                  ===========    ==========

Net assets in liquidation per share                     $1.39         $6.27
                                                         ====          ====



The accompanying notes are an integral part of these statements.

                    Astrosystems, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                           (LIQUIDATION BASIS)


                                                                Period from
                                                                February 3,
                                                 Year ended       1996 to
                                                   June 30,       June 30,
                                                     1997           1996
                                                  ___________   ___________

Net assets in liquidation - beginning of period  $ 34,469,000   $31,356,000

Liquidation distributions declared June 30, 1997  (29,138,000)

Increase in estimated liquidation values of net
   assets over liabilities                            166,000     3,113,000
                                                  ___________    __________

Net assets in liquidation - end of period        $  5,497,000   $34,469,000
                                                  ===========    ==========





The accompanying notes are an integral part of these statements.

                    Astrosystems, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENT OF OPERATIONS
                            (GOING CONCERN BASIS)

                Period from July 1, 1995 to February 2, 1996



Sales                                                          $ 4,385,000
                                                                __________

Cost of sales                                                    4,048,000
Selling, general and administrative expenses                     2,208,000
Issuance of compensatory stock options                           3,125,000
                                                                __________

                                                                 9,381,000
                                                                __________

     Loss from operations                                       (4,996,000)

Interest income                                                  1,213,000
                                                                __________

     Loss before taxes on income                                (3,783,000)

Deferred income tax benefits                                     1,389,000
                                                                __________

     NET LOSS                                                  $(2,394,000)
                                                                ==========

Net loss per common share                                            $(.52)
                                                                      ====

Weighted average common shares
  outstanding                                                    4,548,755
                                                                 =========





The accompanying notes are an integral part of this statement.

                   Astrosystems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENT OF CHANGES
                          IN STOCKHOLDERS' EQUITY
                           (GOING CONCERN BASIS)

                Period from July 1, 1995 to February 2, 1996



                     Common stock
                  _________________
                   Number             Additional
                     of        Par     paid-in     Retained
                   shares     value    capital     earnings      Total
                 _________  ________  __________  ___________  ___________
Balance -
July 1, 1995     4,581,727  $458,000  $6,848,000  $27,016,000  $34,322,000

Net loss for
  the period                                       (2,394,000)  (2,394,000)
Shares issued
  to retirement
  plan              14,647     1,000      76,000                    77,000
Replacement of
  stock options                        3,125,000                 3,125,000
Purchase and
  retirement of
  shares           (65,500)   (6,000)   (386,000)                 (392,000)
                  ________   _______    ________    _________    _________

Balance -
February 2, 1996 4,530,874  $453,000  $9,663,000  $24,622,000  $34,738,000
                 =========   =======   =========   ==========   ==========




The accompanying notes are an integral part of this statement.

                       Astrosystems, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                               (GOING CONCERN BASIS)

                   Period from July 1, 1995 to February 2, 1996


Cash flows from operating activities
  Net loss                                                   $ (2,394,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                               124,000
      Compensatory stock options                                3,125,000
      Shares issued to retirement plan                             77,000
      Deferred income tax benefits                             (1,389,000)
  Changes in operating assets and liabilities
    Decrease in accounts receivable                             2,759,000
    Increase in inventories                                      (285,000)
    Increase in prepaid expenses, other current
      assets and other assets                                    (141,000)
    Increase in accounts payable                                   17,000
    Decrease in taxes payable                                      (1,000)
    Decrease in accrued payroll, employee
      benefits and other accrued liabilities                     (242,000)
                                                                _________

              Net cash provided by operating activities         1,650,000
                                                                _________

Cash flows from investing activities
  Sale and maturities of marketable securities                  2,870,000
  Purchases of marketable securities                           (1,942,000)
  Acquisition of equipment                                        (42,000)
  Distribution from investment                                     71,000
                                                                 ________

              Net cash used in investing activities               957,000
                                                                 ________

Cash flows from financing activities
  Purchase and retirement of common shares                       (392,000)
                                                                 ________

              Net cash used in financing activities              (392,000)
                                                                 ________

              Net increase in cash and cash equivalents         2,215,000


Cash and cash equivalents, beginning of year                   13,119,000
                                                               __________

Cash and cash equivalents, end of period                      $15,334,000
                                                               ==========




The accompanying notes are an integral part of this statement.

                       Astrosystems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1997 and 1996

          Liquidation Basis Statements - Notes to Financial Statements


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES
_____________________________________________

A Plan of Complete Liquidation and Dissolution (the "Plan") was adopted by the Company's Board of Directors on October 26, 1995 and approved by the holders of a majority of the Company's outstanding shares of common stock on February 2, 1996. The Plan provides for: (1) the payment of or provision for all of the Company's liabilities and obligations, (2) the distribution to the Company's shareholders in kind or of the proceeds from sale or other disposition of all of the Company's assets, (3) the transfer of any remaining assets to a liquidating trust by February 2, 2000, if applicable, and (4) the dissolution of the Company.

The Board of Directors is currently unable to predict the precise amount or timing of any future distributions pursuant to the Plan. The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations. See Note E - Liquidating Distribution.

The Company has adopted the liquidation basis of accounting for all periods subsequent to February 2, 1996. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Therefore, historical financial information is not comparable to the liquidation period financial information.

On February 3, 1996, the net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of the net assets of $3,382,000. Adjustments in the carrying value of the net assets are as follows:

  Estimated shut-down costs to be incurred during
    period of liquidation, net of interest income
    and estimated tax benefit                                  $1,919,000
  Minimum payments on nonrecourse obligation                      163,000
  Reserve for other contingencies                               1,300,000
                                                                _________


  Net decrease in carrying value to adjust
    to liquidation basis of accounting                         $3,382,000
                                                                =========

                    Astrosystems, Inc. and Subsidiaries

                           June 30, 1997 and 1996

         Liquidation Basis Statements - Notes to Financial Statements


NOTE A (continued)
______

The consolidated statements of net assets and net assets in liquidation as of and for the period ended June 30, 1996 have been restated from balances previously reported to properly reflect deferred income tax liabilities.
The adjustments resulted in a decrease in deferred tax liabilities of $1,106,000 and $883,000 at February 3, 1996 and June 30, 1996, respectively.
The impact of these adjustments on the Company's financial results as originally reported is summarized below:


                                                    As            As
                                                 reported      restated
                                               ____________   ___________

  Deferred income tax liability
    February 3, 1996                           $  7,957,000   $  6,851,000
    June 30, 1996                                 6,618,000      5,735,000

  Net assets in liquidation
    February 3, 1996                             30,250,000     31,356,000
    June 30, 1996                                33,586,000     34,469,000

  Increase in estimated liquidation values
    of net assets over liabilities
       Period from February 3, 1996 to
         June 30, 1996                            3,336,000      3,113,000

  Net assets in liquidation per share
    June 30, 1996                                     $6.14          $6.27


In addition, for comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,250,000 at June 30, 1997, which will be made available for distribution to stockholders when the Company determines

                       Astrosystems, Inc. and Subsidiaries

                             June 30, 1997 and 1996

          Liquidation Basis Statements - Notes to Financial Statements


NOTE A (continued)
______

it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

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


NOTE B - LOANS TO OFFICERS
__________________________

Loans made to officers of the Company aggregated $3,698,000 and $2,826,000 at June 30, 1997 and 1996, respectively, and bear interest at the rate of 6% per annum. In July 1997, the Company advanced an additional $1,934,200 to the officers, which amount also bears interest at the rate of 6% per annum. All outstanding balances due from such officers were repaid as of September 29, 1997.

                      Astrosystems, Inc. and Subsidiaries

                            June 30, 1997 and 1996

           Liquidation Basis Statements - Notes to Financial Statements



NOTE C - OTHER ASSETS
______________________

Other assets consist of the following:

                                                June 30,       June 30,
                                                  1997           1996
                                               ___________    ___________

  Accounts receivable - net                    $   228,000    $   374,000
  Cash surrender value of life insurance                 -        272,000
  Due from purchasers of assets (Note H)           594,000        594,000
  Due from related party (1)                        96,000         57,000
  Prepaid insurance                                 26,000         51,000
  Accrued interest and dividends                    97,000        340,000
  Long-term investment (2)                         113,000        169,000
  Other                                             33,000         34,000
                                                __________     __________

                                                $1,187,000     $1,891,000
                                                 =========      =========

1. At June 30, 1997 and 1996, the Company owns approximately 32.3% of the common stock of AstroPower, Inc. Assuming certain convertible preferred stock is converted to common stock, the Company's interest in AstroPower, Inc. would be reduced to 22.3% and 22.7% at June 30, 1997 and 1996, respectively. Such investment was accounted for by the equity method and, accordingly, the Company recorded its share in the losses of this entity as a reduction of its investment. This investment was fully written down to zero in prior years. At June 30, 1997, management estimated the fair value of this investment to be zero. Further, prior amounts due in the form of a promissory note are stated at their estimated realizable value.

2. The long-term investment represents an investment in a venture limited partnership and is recorded at its fair value.


NOTE D - ACCRUED EXPENSE/CONTINGENCY RESERVE
______________________________________________

Accrued expenses at June 30, 1997 and 1996 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

                    Astrosystems, Inc. and Subsidiaries

                         June 30, 1997 and 1996

         Liquidation Basis Statements - Notes to Financial Statements



NOTE D (continued)
______

Existing liabilities at June 30, 1997 and 1996 consist of:

                                                   1997           1996
                                                ___________    ___________

  Accounts payable, accrued expenses and
    miscellaneous                              $  2,187,000   $  1,384,000
  Minimum payments on nonrecourse
    obligation                                      100,000        150,000
  Shutdown costs and estimated operating
    costs (including compensation) to
    administer the Plan through dissolution       3,122,000      4,048,000
  Estimated interest income                        (696,000)    (1,182,000)
  Estimated tax benefit of losses through
    dissolution                                  (1,224,000)    (1,540,000)
  Reserve for other contingencies                 1,250,000      1,300,000
                                                ___________    ___________

                                               $  4,739,000   $  4,160,000
                                                ===========    ===========


Accounts payable, accrued expenses and miscellaneous consist of deferred compensation payable to the officers of the Company, commissions payable, customer balances, accrued professional fees and other accrued liabilities.

The Company has set aside, as reserve for other contingencies, an amount believed to be adequate for payment of likely and quantifiable contingent obligations, including potential tax obligations. Any portion of the reserve for other contingencies which the Company determines is no longer required will be made available for distribution to its stockholders. In the event that the reserve for other contingencies account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

                      Astrosystems, Inc. and Subsidiaries

                             June 30, 1997 and 1996

          Liquidation Basis Statements - Notes to Financial Statements



NOTE E - LIQUIDATING DISTRIBUTION
_________________________________

Pursuant to the Plan, the Company will distribute pro rata to the Company's stockholders all of its remaining property and assets, including the proceeds of any sale, exchange or disposition, except such property or assets as are required for paying or making provision for the claims and obligations of the Company. Such distributions may occur all at once or in a series of distributions and may be in cash or in kind, in such manner, and at such time or times, as the Board of Directors may determine.

On June 30, 1997, the Board of Directors declared a liquidating distribution to holders of record of the Company's common stock on August 15, 1997, payable September 8, 1997, in the amount of $5.00 per share.


NOTE F - NET ASSETS IN LIQUIDATION PER SHARE
____________________________________________

Number of common shares for net assets in liquidation per share assumes the exercise of all dilutive stock options. At June 30, 1997 and 1996, dilutive options aggregated 716,765 and 712,765, respectively, with an average exercise price of approximately $2.88 for both years. The effect of these options is shown below:

                                                  June 30,      June 30,
                                                    1997          1996
                                                 __________    __________

  Number of common and common
    equivalent shares - outstanding               5,827,600      5,963,000
                                                  =========      =========

  Net assets in liquidation                      $5,497,000    $34,469,000
  Proceeds from the exercise of dilutive
    stock options                                 2,070,000      2,056,000
  Estimated tax benefit of compensatory
    stock options                                   545,000        846,000
                                                  _________     __________

        Adjusted net assets in liquidation       $8,112,000    $37,371,000
                                                  =========     ==========

  Net assets in liquidation per share                 $1.39          $6.27
                                                       ====           ====

                         Astrosystems, Inc. and Subsidiaries

                               June 30, 1997 and 1996

           Liquidation Basis Statements - Notes to Financial Statements


NOTE G - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

Changes in net assets in liquidation represent changes since adoption of the Plan of Complete Liquidation and Dissolution on February 2, 1996. The changes in the estimated liquidation values of net assets over liabilities are as follows:

                                                             Period from
                                               Year ended  February 3, 1996
                                                June 30,      to June 30,
                                                  1997           1996
                                               ___________      __________


  Proceeds from exercise of stock options                -     $ 2,737,000
  Additional interest earned on cash and       $ 1,683,000         353,000
     cash equivalents
  Purchase of common stock                        (768,000)     (1,028,000)
  Change in the estimate of shut-down costs       (635,000)       (165,000)
  Goodwill, net                                          -         786,000
  Change in the estimate of tax benefit           (216,000)        388,000
  Change in the estimate of contingent              50,000               -
     liabilities
  Other adjustments                                 52,000          42,000
                                               ___________       _________

       Increase in estimated liquidation      $    166,000     $ 3,113,000
       values of net assets over liabilities   ===========       =========


NOTE H - SALE OF OPERATING ASSETS
_________________________________

As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices are subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 was being held in escrow to provide for indemnification claims that may be asserted against the Company. At June 30, 1997, the amount held in escrow was reduced to approximately $773,000. On August 21, 1997, approximately $276,000 was released to the Company.

At June 30, 1997, the Company has recorded a receivable aggregating approximately $594,000 based upon the Company's valuation of inventory sold. The value of certain inventory items is currently being disputed; however, the Company does not believe that the final agreed-upon valuation will have a material effect on the value of the net assets in liquidation.

                    Astrosystems, Inc. and Subsidiaries

                           June 30, 1997 and 1996

       Liquidation Basis Statements - Notes to Financial Statements


NOTE I - CONTINGENCIES AND COMMITMENTS
______________________________________

1. In June 1996, the Company terminated its lease of office and factory space in Lake Success, New York. The Company now leases office space in Wilmington, Delaware, and is obligated for minimum annual rentals as follows:

             Year ending June 30,
                    1998                              $23,000
                    1999                               21,000
                                                       ______

                                                      $44,000
                                                       ======

    The last year's lease payment has been paid in advance by the Company. This prepaid rent is included in other assets in the accompanying consolidated statement of net assets at June 30, 1997.

    Rent expense was approximately $23,000 and $76,600 during the year ended June 30, 1997 and the period February 3, 1996 to June 30, 1996, respectively.

2. Employment contracts with the officers of the Company provide for minimum annual total compensation of approximately $748,000. In the event of death or disability of the Company's principal officers while employed, the contracts call for payments of 50% of compensation paid in the preceding fiscal year for the three years following such event. In June 1996, each of the Company's officers was given three years' notice, as required by the employment agreements, of the termination of his employment agreement with the Company.

3. The Company and its three principal officers were parties to a stock retirement agreement which required the Company, upon the death of any of these officers, to purchase 30% of his holdings of the Company's common stock at a price equal to the greater of the average market price over the last six months or the book value. The Company had life insurance policies on the lives of the aforementioned officers to fund substantially all of its obligations in the event of their death.

    During the fiscal year ended June 30, 1997, this stock retirement agreement was terminated by the Company's Board of Directors and, accordingly, the associated life insurance policies were cancelled.

                       Astrosystems, Inc. and Subsidiaries

                             June 30, 1997 and 1996

           Liquidation Basis Statements - Notes to Financial Statements



NOTE I (continued)

4. In accordance with the asset purchase agreements governing the asset sales, certain government contracts previously awarded to the Company were novated to the purchasers. Under the standard terms of the novation agreements, the Company remains jointly liable with the purchasers for performance under these contracts. In addition, a number of contracts were not novated and the Company has subcontracted performance under these contracts to the purchaser of its defense-related assets. Management does not believe that the final results of these transactions will have a material effect on the value of the net assets in liquidation.

5. The Company is a party to various litigations that arose in the ordinary course of its prior business. On the basis of information furnished by counsel and others, management believes that none of these litigations will have a material effect on the value of the net assets in liquidation.

6. In 1983, the Company acquired a sixteen-year license from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the aforementioned license, the Company issued a $20,000,000 nonrecourse note originally due in 1993 and bearing interest at 14% per annum. The note is secured by the Company's rights under the license and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. An amendment to the license agreement extended the term of the license agreement to 2006 as well as extended the due date of the note to May 1999. The Company made quarterly payments of $49,000 and $22,000 during the year ended June 30, 1997 and the period February 3, 1996 to June 30, 1996, respectively.

    The Company, for financial reporting purposes, has not recorded the note and has provided for expected payments pursuant to the license agreement. No payments based on sales were required to be made through June 30, 1997.

7. The Company has a profit-sharing plan which provides benefits upon retirement, death, incapacity or separation of eligible employees. There were no profit-sharing expenses for the year ended June 30, 1997 and during the period from February 3, 1996 to June 30, 1996.

                          Astrosystems, Inc. and Subsidiaries

                               June 30, 1997 and 1996

             Liquidation Basis Statements - Notes to Financial Statements


NOTE I (continued)
______

8. The Company maintains a Retirement Savings Plan which allows participants to make contributions by salary reductions pursuant to
    Section 401(k) of the Internal Revenue Code of 1986. The Company is obligated to make contributions (either in cash or Company stock) equal to 50% of the employees' contribution. At June 30, 1997, the Company owed the Retirement Savings Plan 7,404 shares of its common stock, which it valued at $39,000. Employees vest immediately in their contribution and in the Company's contribution.


NOTE J - STOCK OPTIONS AND OTHER STOCK TRANSACTIONS
___________________________________________________

The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of its common stock to eligible employees, nonemployee directors, consultants and advisors. The fair value and pro forma effects on the Company's net assets in liquidation and net assets in liquidation per share are not presented, as the fair value of the options granted (determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation") has no effect on the liquidation basis consolidated financial statements.

A summary of stock option activity related to the Company's stock option plan is as follows:

                                                      Weighted
                           Number        Option        average   Number of
                             of          price        exercise     shares
                           shares       per share       price   exercisable
                           _______    _____________   ________  ___________

Outstanding at
  February 3, 1996         507,300    $2.88 - $4.00     $3.58       504,675
                                                                    =======
Exercised                 (467,300)   $2.88 - $4.00     $3.62
                           _______

Outstanding at
  June 30, 1996             40,000    $2.88 - $4.00     $3.04        40,000
Exercised                        -                                        -
                           _______                                  _______

Outstanding at
  June 30, 1997             40,000    $2.88 - $4.00     $3.04        40,000
                           =======                                  =======

During the period February 3, 1996 to June 30, 1996, options for the purchase of 499,998 shares were exercised, which options were granted other than pursuant to the Company's stock option plan. These options had a weighted average exercise price of $3.08.

                       Astrosystems, Inc. and Subsidiaries

                             June 30, 1997 and 1996

           Liquidation Basis Statements - Notes to Financial Statements


NOTE J (continued)
______

On September 10, 1996, the Company granted its two outside directors 4,000 options to purchase shares of the Company's common stock at an option price of $3.50 per share. These options were not granted pursuant to the Company's stock option plan.

At June 30, 1997, there were outstanding 676,765 nonincentive stock options, which options were granted other than pursuant to the Company's stock option plan. These options had a weighted average exercise price of $2.88 and were exercised in July 1997. See Note B - Loans to Officers.

In March 1996, the Company announced that its Board of Directors authorized the purchase of up to 500,000 shares of its common stock, under a stock repurchase program. (This repurchase program was in addition to the 500,000 shares previously authorized on October 23, 1993.) The purchases may be made by the Company from time to time at the Company's discretion. During the year ended June 30, 1997 and the period February 3, 1996 to June 30, 1996, the Company purchased 123,877 and 170,000 shares of its common stock, respectively, for aggregate consideration of approximately $771,000 and $1,009,000, respectively.


NOTE K - TAXES ON INCOME
________________________

All income tax accounts have been restated to reflect the liquidation basis of accounting. Upon any distribution of its property to its shareholders, the Company will generally recognize a gain or loss as if the distributed property were sold to the shareholders at its fair market value. The Company will provide shareholders and the Internal Revenue Service with a statement of the amount of cash distributed to its shareholders and its best estimate as to the value of any property distributed to them during the year. There can be no assurance that the Internal Revenue Service will not challenge the tax characterization of any such distribution, including such valuation. As a result of such a challenge, the amount of gain or loss recognized by the Company and/or its shareholders might be changed.

In addition, the Company's income tax returns for certain years remain subject to examination. Accordingly, additional assessments of income taxes are possible.

                         Astrosystems, Inc. and Subsidiaries

                              June 30, 1997 and 1996

           Liquidation Basis Statements - Notes to Financial Statements


NOTE K (continued)
______

The deferred tax liability is as follows:

                                                   June 30,      June 30,
                                                     1997          1996
                                                  __________    __________

  Deferred tax liability
    Difference between financial reporting
      and tax bases of University of Delaware
      note                                       $11,669,000   $12,180,000
                                                  __________    __________

  Deferred tax (asset)
    Utilization of net operating loss carry-
      forward                                     (4,994,000)   (5,415,000)
    Utilization of compensation deduction         (1,048,000)     (847,000)
    Other                                           (227,000)     (183,000)
                                                  __________    __________

                                                  (6,269,000)   (6,445,000)
                                                  __________    __________

  Net deferred tax liability                     $ 5,400,000   $ 5,735,000
                                                  ==========    ==========


Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The principal sources of these differences were net operating loss carryforwards, compensation expenses and amortization and accrued interest relating to the license from the University of Delaware (see Note I).

                         Astrosystems, Inc. and Subsidiaries

                               June 30, 1997 and 1996

             Liquidation Basis Statements - Notes to Financial Statements


NOTE K (continued)
______

At June 30, 1997, the Company had available net operating loss carryforwards for income tax reporting purposes as follows:


                                   Net operating               Expiring in
                                       loss                    year ending
  Period ended                     carryforwards                June 30,
  ____________                     _____________               ___________

  June 30, 1990                    $  1,302,000                    2005
  June 30, 1991                       3,252,000                    2006
  June 30, 1993                         596,000                    2008
  June 30, 1994                         605,000                    2009
  June 30, 1995                         525,000                    2010
  June 30, 1996                       7,662,000                    2011
  June 30, 1997                         325,000                    2012
                                     __________

                                    $14,267,000
                                     ==========

                       Astrosystems, Inc. and Subsidiaries

                           June 30, 1997 and 1996

          Going Concern Basis Statements - Notes to Financial Statements


NOTE L - DESCRIPTION OF BUSINESS
________________________________

Until February 2, 1996, the Company was engaged in the manufacture and sale of electronic and electromechanical devices for measurement, display, control and power input.


NOTE M - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
___________________________________________________

1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

2.  Statement of Cash Flows

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.  Revenue and Revenue Recognition

    Until February 2, 1996, the Company was engaged in the manufacture and sale of electronic and electromechanical devices for measurement, display, control and power input. The Company recorded its sales when the manufacturing process was substantially complete and, accordingly, accrued all additional costs required to complete the units.

    The Company's warranty on commercial sales was normally 90 days, except for certain products and customers where the warranty was one year.
    The warranty provisions on military sales were normally negotiated for each major contract. Warranty expense had been minimal in recent years.

4.  Income Taxes

    Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                       Astrosystems, Inc. and Subsidiaries

                              June 30, 1997 and 1996

            Going Concern Basis Statements - Notes to Financial Statements


NOTE M (continued)
______

5.  Net Loss Per Share

    Net loss per share is based upon the weighted average number of common stock outstanding during the period from July 1, 1995 to February 2, 1996. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive.

6.  Use of Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE N - CONTINGENCIES AND COMMITMENTS
______________________________________

1. The Company has a profit-sharing plan which provides benefits upon retirement, death, incapacity or separation of eligible employees. There were no profit-sharing expenses for the period July 1, 1995 to February 2, 1996.

2. The Company has a Retirement Savings Plan which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code of 1986. The Company is obligated to make contributions (either in cash or Company stock) equal to 50% of the employees' contribution. The Company's contributions to the plan for the period July 1, 1995 to February 2, 1996 consisted of the Company's common stock which it valued at $58,000. Employees vest immediately in their contribution and in the Company's contribution.

3. During the period July 1, 1995 to February 2, 1996, the Company and its three principal officers were parties to a stock retirement agreement which required the Company, upon the death of any of these officers, to purchase 30% of his holdings of the Company's common stock at a price equal to the greater of the average market price over the last six months or the book value. The Company had life insurance policies on the lives of the aforementioned officers to fund substantially all of its obligations in the event of their death.

                      Astrosystems, Inc. and Subsidiaries

                          June 30, 1997 and 1996

         Going Concern Basis Statements - Notes to Financial Statements


NOTE N (continued)
______

4. In 1983, the Company acquired a 16-year license from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the aforementioned license, the Company issued a $20,000,000 nonrecourse note originally due in 1993 and bearing interest at 14% per annum. The note is secured by the Company's rights under the license and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. An amendment to the License Agreement extended the term of the license agreement to 2006 as well as extended the due date of the note to May 1999. For the period July 1, 1995 to February 2, 1996, the Company paid $23,000 in quarterly payments.

    The Company, for financial reporting purposes, has not recorded the note and will charge operations with any actual payments made to the University of Delaware. No payments based on sales were required to be made through February 2, 1996. To the extent that any lump-sum payment is made, the license cost would be amortized from that date forward, thus matching the cost of the license against sales from that date forward.

5. The Company was obligated for minimum annual rentals under leases for office and factory space. Total rent expense aggregated $279,000 for the period July 1, 1995 to February 2, 1996.

6. Employment contracts with the officers of the Company provided for minimum annual total compensation of approximately $748,000. In the event of death or disability of the Company's principal officers while employed, the contracts called for payments of 50% of compensation paid in the preceding year for the three years following such event.


NOTE O - LONG-TERM INVESTMENTS
______________________________

The Company owns 32.2% of the common stock of AstroPower, Inc. Assuming certain convertible preferred stock is converted to common stock, the Company's interest in AstroPower, Inc. would be reduced to 22.7%. Such investment was accounted for by the equity method and, accordingly, the Company recorded its share in the losses of this entity as a reduction of its investment. This investment was fully written down to zero in prior years.

                     Astrosystems, Inc. and Subsidiaries

                          June 30, 1997 and 1996

        Going Concern Basis Statements - Notes to Financial Statements



NOTE P - STOCK OPTIONS

The Company's 1991 Stock Option Plan provides for the granting of options to purchase up to 1,500,000 shares of its common stock to eligible employees, nonemployee directors, consultants and advisors.

A summary of stock option activity related to the Company's stock option plan is as follows:

                                                      Weighted
                           Number        Option        average   Number of
                             of          price        exercise     shares
                           shares       per share       price   exercisable
                           _______    _____________   ________  ___________

Outstanding at
  July 1, 1995             1,644,597  $2.88 - $4.00     $3.21     1,334,222
                                                                  =========
Cancelled or expired      (1,137,297) $2.88 - $3.33     $3.05
                           _______

Outstanding at
  February 2, 1996           507,300  $2.88 - $4.00     $3.58       504,675
                           =========                              =========




As of February 2, 1996, options for the purchase of 989,500 shares were available for future grant.

On December 14, 1995, 101,184 stock options at an average price of $2.96 per share expired. On January 11, 1996, 480,732 and 555,381 incentive stock options and nonincentive stock options, respectively, were cancelled by mutual consent. In consideration for such cancellation and to replace the expired options, the Company issued, on January 11, 1996, 1,172,763 nonincentive stock options at an average exercise price of $2.96 per share. The difference between the fair market value of the Company's common stock on the date of the grant and the exercise price has been recorded as a noncash charge in the accompanying consolidated statement of operations for the period July 1, 1995 to February 2, 1996.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Plan. In accordance with APB No. 25, the Company recognizes compensation cost unless the employee pays an amount that is at least equal to the

                      Astrosystems, Inc. and Subsidiaries

                            June 30, 1997 and 1996

        Going Concern Basis Statements - Notes to Financial Statements


NOTE P (continued)
______

quoted market price of the stock at the measurement date. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's reported net loss and net loss per common share would be reduced to the pro forma amounts indicated below:

                                                       Period July 1, 1995
                                                       to February 2, 1996
                                                       ___________________

    Net loss
       As reported                                         $(2,394,000)
       Pro forma                                           $(2,722,000)
    Net loss per common share
       As reported                                               $(.52)
       Pro forma                                                 $(.59)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before July 1, 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period July 1, 1995 to February 2, 1996: expected volatility of 0 percent; risk-free interest rate of 5.19 percent, and expected life of one year. The weighted average option fair value on the grant date was $2.81 for options issued during the period July 1, 1995 to February 2, 1996. The assumptions made were significantly influenced by the adoption by the Company's Board of Directors, on October 26, 1995, of a Plan of Complete Liquidation and Dissolution that was approved by the holders of a majority of the Company's outstanding shares of common stock on February 2, 1996. See Note A - Basis of Presentation and Summary of Significant Accounting Policies.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Astrosystems, Inc. and Subsidiaries

                            June 30, 1997 and 1996

          Going Concern Basis Statements - Notes to Financial Statements



NOTE Q - TAXES ON INCOME
_______________________

The components of the deferred income tax benefit for the period July 1, 1995 to February 2, 1996 are as follows:

    Federal                                                $  1,099,000
    State                                                       290,000
                                                                _______

                                                             $1,389,000
                                                              =========

A reconciliation between the Company's effective rate and the U.S. Federal income tax rate for the period July 1, 1995 to February 2, 1996 is as follows:

    Statutory rate                                                 34.0%
    State taxes, net of Federal benefit                             5.1
    Other, net                                                     (2.4)
                                                                   ____

    Actual tax rate                                                36.7%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          _______________________________________________________________

          On December 18, 1996, Richard A. Eisner & Company, LLP ("Eisner") resigned as the independent public accountants for the Company since, as it indicated, it was no longer independent with respect to the Company.
Eisner had served as the Company's independent public accountants since
1967.

          Eisner's report on the Company's financial statements as of June 30, 1994 and 1995 and for the years then ended neither contain an adverse opinion or a disclaimer of opinion nor is modified as to uncertainty, audit scope or accounting principles.

          During the fiscal years ended June 30, 1994 and 1995 and the period from July 1, 1995 to December 18, 1996, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

          On June 17, 1997, the Company engaged Grant Thornton LLP as its independent public accountants with respect to the fiscal years ended June 30, 1996 and 1997. The engagement of Grant Thornton LLP was approved by the Audit Committee of the Company.


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
          _____________________________________________________________

                                Year Became         Positions held
          Name                   a Director  Age    with Registrant
          ____________________  ___________  ___  _________________________

          Seymour Barth             1959     69   President and Director

          Gilbert H. Steinberg      1964     66   Vice President, Treasurer
                                                    and Director

          Elliot J. Bergman         1964     71   Vice President, Secretary
                                                    and Director

          Walter A. Steinberg       1989     70   Director

          Elliot D. Spiro           1994     68   Director

          The term of each Director extends until the next annual meeting of the Company's stockholders and until his successor is elected and qualified. The next annual meeting of stockholders is anticipated to be held in the first half of 1998.

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

          Section 16(a) Beneficial Ownership Reporting Compliance.
          ________________________________________________________

          To the Company's knowledge, based on a review of written representations that no reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

Item 10.  Executive Compensation.
          ______________________

     (a)  Summary Compensation Table.
          __________________________



                         Annual Compensation      Long-Term Compensation
                         ___________________    ______________ ___________
                                                 Awards         Payouts
                                                __________________________
                                                  Shares
Name and Principal                              Underlying     All Other
     Position        Year   Salary    Bonus      Options      Compensation
__________________   ____   ______    _____     __________    _____________

Seymour Barth        1997  $310,807     0            0         $71,088 (4)
President            1996  $310,807     0      390,921 (1)      $6,262 (5)
                     1995  $309,518     0            0          $4,686 (6)


Elliot Bergman       1997  $218,716     0            0         $69,545 (4)
Vice President &     1996  $218,716     0      390,921 (2)      $6,921 (5)
Secretary            1995  $217,830     0            0          $4,357 (6)


Gilbert Steinberg    1997  $218,716     0            0         $69,340 (4)
Vice President &     1996  $218,716     0      390,921 (2)      $6,935 (5)
Treasurer            1995  $217,830     0            0          $4,357 (6)



     (1) Issued concurrently with the cancellation of options for the purchase of 371,607 shares.

     (2) Issued concurrently with the cancellation of options for the purchase of an equal number of shares.

     (3) Issued concurrently with the cancellation of options for the purchase of 374,769 shares.

     (4) Includes 904 shares contributed by the Company to the accounts of each of Messrs. Barth, Bergman and G. Steinberg for Fiscal 1997 pursuant to the terms of its 401(k) Plan.
          Also includes $66,342, $64,799 and $64,594 for Messrs. Barth, Bergman and G. Steinberg, respectively, in connection with the exercise of certain stock options at the Company's request.

     (5) Represents 1,138, 1,254 and 1,256 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and
          G. Steinberg, respectively, for Fiscal 1996 pursuant to the terms of its 401(k) Plan.

     (6) Represents 1,079, 1,030, and 1,030 shares contributed by the Company to the accounts of Messrs. Barth, Bergman and
          G. Steinberg, respectively, for Fiscal 1995 pursuant to the terms of its 401(k) Plan.

          The options which were cancelled for Messrs. Barth and Steinberg were "incentive options" which required the exercise price to be ten percent above market price. These were replaced by "nonqualified" options and were, accordingly, repriced to market price at the time of the original grant.

     (b)  Option Grants Table.
          ___________________

          Inapplicable.

     (c)  Fiscal Year-End Option Value Table.
          __________________________________


                          Number of Shares        Value of Unexercised
                      Underlying Unexercised     In-the-Money Options at
                            Options at          Options at June 30, 1997
Name                      June 30, 1997         Exercisable/Unexercisable
__________________   _______________________    _________________________

Seymour Barth                224,255/0                   $532,606/0

Elliot Bergman               224,255/0                   $532,606/0

Gilbert Steinberg            224,255/0                   $532,606/0


     (d)  Compensation of Directors.

          Messrs. W. Steinberg and Spiro are entitled to receive $5,000 per year for their services as a Director and an additional $500 for each meeting of the Board held beyond a certain geographic range. No other Directors receive compensation for their services as such.

          On September 10, 1996, each of Messrs. W. Steinberg and Spiro was granted options for the purchase of 2,000 shares of the Company's stock at $3.50 per share.

     (e)  Employment Contracts and Termination of Employment and
          Change-in-Control Arrangements.

          Stock Retirement Agreement

          The Company and Messrs. Barth, G. Steinberg and Bergman were parties to a Stock Retirement Agreement which required the Company, upon the death of any of such persons, to purchase 30% of all shares of Common Stock of the Company included in the gross estate of the deceased stockholder at a price equal to the greater of the average market price of such shares over the six months preceding the date of death or the book value thereof.

          In December 1996, the Stock Retirement Agreement and associated term life insurance carried upon the lives of Messrs. Barth, G. Steinberg and Bergman were cancelled.

          Employment Agreements

          In April 1994, the Company entered into Employment Agreements with each of Messrs. Barth, G. Steinberg and Bergman which provided for, among other things, the following: (i) minimum annual compensation of $304,116 for Mr. Barth and $214,008 for each of Messrs. G. Steinberg and Bergman (effective September 5, 1994, the annual compensation payable to Messrs. Barth, G. Steinberg and Bergman was increased to $310,807, $218,716 and $218,716, respectively); (ii) a term ending upon the earliest to occur of the following: (a) the employee's death or incapacity; (b) "cause", as defined in the Employment Agreement; (c) at the election of the Company, upon not less than three years' prior written notice to the employee; or
(d) at the election of the employee, upon not less than six months' prior written notice to the Company; and (iii) in the event the employee's employment shall terminate as a result of death or incapacity, the Company would be obligated to make annual payments to the employee or his estate or representative for a period of three years in an amount equal to 50% of the compensation paid or payable to the employee with respect to the fiscal year immediately preceding the fiscal year in which his employment terminated.

          In June 1996, each of Messrs. Barth, G. Steinberg and Bergman was given three years' notice, as required by the Employment Agreements, of the termination of his Employment Agreement with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          _______________________________________________________________

          The following table sets forth, to the knowledge of the Company, certain information regarding the Company's outstanding Common Stock beneficially owned as of August 15, 1997 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group:

                                                             Approximate
        Name and               Number of Shares             Percentage of
        Address of               and Nature of               Outstanding
     Beneficial Owner        Beneficial Ownership             Shares
     ____________________    ____________________           _____________

     Seymour Barth.......       1,438,530(1)(2)               24.7%(1)(2)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Gilbert H. Steinberg       1,078,286(1)                  18.5%(1)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Elliot J. Bergman...         963,093(1)(3)               16.5%(1)(3)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Morris Barth                 335,849(4)                   5.7%(4)
       c/o Astrosystems, Inc.
       1220 Market Street
       Suite 603
       Wilmington, Delaware

     Elliot D. Spiro.....           12,100                       *
     71 South Central Avenue
     Valley Stream, New York

     Walter A. Steinberg.            2,000                       *
     111 Eddy Drive
     Huntington Station, New York

     All Directors and
       executive officers        3,351,879(1)(2)(3)           57.5%(1)(2)(3)
       as a group (5 persons)

     *  Less than 1%

     (1) Includes for each of Messrs. Barth, G. Steinberg and Bergman 71,065 shares over which they have voting power as trustees under the Company's 401(k) and profit-sharing plans (including 25,617, 23,226 and 21,528 shares allocated to the accounts of Messrs. Barth, G. Steinberg and Bergman, respectively).

     (2) Includes 250,000 shares held in trust for the benefit of Mr. Barth's family, as to which trust Mr. Barth serves as co-trustee. Excludes 110,000 shares held in trust for the benefit of Mr. Barth's children, as to which shares Mr. Barth disclaims any beneficial interest.

     (3) Includes 225,000 shares held in various trusts for the benefit of Mr. Bergman's family, as to which trusts Mr. Bergman serves as co-trustee.

     (4) Includes 300,000 shares held in various trusts for the benefit of the descendants of Seymour Barth, as to which trusts Morris Barth serves as co-trustee.

Item 12.  Certain Relationships and Related Transactions.
          ______________________________________________

          In June 1996, Messrs. Barth, G. Steinberg and Bergman exercised stock options and each was loaned $912,498, payable, with interest at the rate of 6% per annum, on December 31, 1997 or earlier demand by the Company, for use in the exercise. The exercise of these options resulted in tax benefits to the Company. Each of Messrs. Barth, G. Steinberg and Bergman was later loaned an additional $292,515, payable, with interest at the rate of 6% per annum, on December 31, 1997 or earlier demand by the Company, in connection with the aforementioned exercise of stock options.

          In July, 1997, each of the above mentioned individuals was further loaned $644,733, payable, with interest at the rate of 6% per annum, on September 30, 1997 or earlier demand by the Company, for use in the exercise of additional stock options, the exercise of which resulted in additional tax benefits to the Company.

          All loans, including interest thereon, were repaid to the Company in full as of September 29, 1997.

Item 13.  Exhibits, List and Reports on Form 8-K.
          ______________________________________

     (a)  Exhibits:
          ________

          (2) Plan of Complete Liquidation and Dissolution - incorporated by reference to Exhibit A to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

          (3) (a) Certificate of Incorporation and Certificate of Amendment thereto - incorporated by reference to
                   Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1993 (File No. 0-3344).

              (b) Bylaws - incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1993 (File No. 0-3344).

          (10)(a)  Lease with regard to AstroPower, Inc., Delaware premises
                   - incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 1990 (File No. 0-3344).

              (b) 1991 Stock Option Plan - incorporated by reference to Exhibit A to the Company's definitive Proxy Statement dated December 12, 1990 (File No. 0-3344).

              (c) Settlement Agreement with Internal Revenue Service - incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 1991 (File No. 0-3344).

              (d) Employment Agreement dated as of April 18, 1994 between the Company and Seymour Barth - incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994
                   (File No. 0-3344).

              (e) Employment Agreement dated as of April 18, 1994 between the Company and Elliot Bergman - incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994
                   (File No. 0-3344).

              (f) Employment Agreement dated as of April 18, 1994 between the Company and Gilbert H. Steinberg - incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994
                   (File No. 0-3344).

              (g) Asset Purchase Agreement dated as of January 11, 1996 by and among the Company, Behlman Electronics, Inc., Orbit International Corp. and Cabot Court, Inc. - incorporated by reference to Exhibit B to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996
                   (File No. 0-3344).

         (21) Subsidiaries of the Company.

         (27) Financial Data Schedule

     (b)  Reports on Form 8-K:
          ___________________

          Report on Form 8-K filed by the Company for an event dated June 17, 1997 - Item 4 (File No. 0-3344).

                                SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ASTROSYSTEMS, INC.


                                                 BY:   /S/
                                                      ____________________
                                                      Seymour Barth,
                                                      President

October 9, 1997

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        President, Principal Executive
 /S/                      Officer and Director            October 9, 1997
_____________________
Seymour Barth


                        Vice President, Secretary
 /S/                      and Director                    October 9, 1997
_____________________
Elliot J. Bergman


                        Vice President, Treasurer,
                          Principal Financial and
                          Accounting Officer and          October 9, 1997
 /S/                              Director
______________________
Gilbert Steinberg



 /S/                      Director                         October 9, 1997
______________________
Elliot D. Spiro



 /S/                      Director                         October 9, 1997
_____________________
Walter Steinberg