Form 10QSB
period 1997-09-30
ASTROSYSTEMS INC
filed 1997-11-18
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                              _______________________________________

                                   or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                to

Commission File Number:   0-3344
                       __________

                            ASTROSYSTEMS, INC.
____________________________________________________________________
      (Exact name of registrant as specified in its charter)

        Delaware                                       13-5691210
______________________________________________    ___________________
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1220 Market St., Ste 603, Wilmington, Delaware            19801
______________________________________________    ___________________
(Address of principal executive offices)                (Zip Code)

                             (302) 652-3115
____________________________________________________________________
             Registrant's telephone number, including area code)

                                    N/A
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of November 7, 1997 is 5,827,603.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                Page No.
                                                                ________

Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Statement of Net Assets in Liquidation      4
          September 30, 1997

          Consolidated Statement of Changes in Net Assets
            in Liquidation                                         5
          Three Months Ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis or
            Plan of Operation                                      9

Part II - OTHER INFORMATION

Item 2.   Changes in Securities                                   11

Item 6.   Exhibits and Reports on Form 8-K                        11

                         PART I - FINANCIAL INFORMATION
                      ASTROSYSTEMS, INC. AND SUBSIDIARIES

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments
(consisting of normal recurring accruals and revisions to estimations) necessary to a fair presentation for the period being reported.

     On February 2, 1996, the Stockholders of the Company approved a Plan of Complete Liquidation and Dissolution (the "Plan"). Therefore, the financial statements are presented in accordance with the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the liquidation basis of accounting have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Registrant's financial statements included in the Company's Form 10-KSB for the year ended June 30, 1997.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
             (Amounts in thousands, except per share amounts)
                                (Unaudited)

                                                    September 30,
                                                         1997
                                                    _____________

Assets
______

Cash and cash equivalents                              $12,903
U.S. government securities                               3,978
Other assets                                               909
                                                       _______
                                                        17,790

Liabilities
___________

Deferred income taxes                                    5,175
Accrued expenses/contingency reserve                     4,311
                                                       _______

Net assets in liquidation                               $8,304
                                                        ======

Number of common and common equivalent
   shares outstanding                                    5,828
                                                         =====

Net assets in liquidation per share                      $1.42
                                                         =====










The accompanying notes are an integral part of this statement.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                (In thousands)
                                  (Unaudited)

                                            Three months     Three months
                                                ended             ended
                                            September 30     September 30,
                                                1997             1996
                                            ____________     _____________

Net assets in liquidation -
  beginning of period                          $5,497           $34,469
Increase in estimated liquidation values of
  net assets over liabilities                   2,807               504
                                               ______           _______

Net assets in liquidation - end of period      $8,304           $34,973
                                               ======           =======






















The accompanying notes are an integral part of these statements.

                       Astrosystems, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Three Month Periods ended September 30, 1997 and 1996


NOTE A - BASIS OF PRESENTATION
______________________________

   A Plan of Complete Liquidation and Dissolution (the "Plan") was adopted by the Company's Board of Directors (the "Board") on October 26, 1995 and approved by the holders of a majority of the Company's outstanding shares of common stock on February 2, 1996. The Plan provides for: (1) the payment of or provision for all of the Company's liabilities and obligations, (2) the distribution to the Company's shareholders in kind or of the proceeds from sale or other disposition of all of the Company's assets, (3) the transfer of any remaining assets to a liquidating trust by February 2, 2000, if applicable, and (4) the dissolution of the Company.

   The Company has adopted the liquidation basis of accounting for all periods subsequent to February 2, 1996. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Therefore, historical financial information is not comparable to the liquidation period financial information.

   The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at September 30, 1997, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

   The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the actual market prices of any securities distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions. The valuations presented in the accompanying statement of net assets in liquidation represent forecasts, based on present facts and circumstances, of the estimated realizable values of assets, net of liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

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

                      Astrosystems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Three Month Periods ended September 30, 1997 and 1996



NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

   The changes in the estimated liquidation values of net assets over liabilities are as follows:

                                             September 30,   September 30,
                                                  1997            1996
                                             (in thousands)  (in thousands)
                                             ______________  ______________

   Proceeds from exercise of stock options      $2,070            --
   Adjustment to Accounts Payable                  946            --
   Estimated taxes on above adjustment            (322)           --
   Additional interest earned and estimated
     on cash and cash equivalents                  299          $414
   Change in the estimate of shut-down costs      (256)           --
   Other adjustments                                70            90
                                                ______         _____

     Increase in estimated liquidation values
        of net assets over liabilities          $2,807          $504


NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

   Accrued expenses at September 30, 1997 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

   Existing liabilities at September 30, 1997 consist of (amounts in thousands):


                                                               1997
                                                              ______

   Accounts payable, accrued expenses and
     miscellaneous                                            $1,325
   Minimum payments on nonrecourse
     obligation                                                   88
   Shutdown costs and estimated operating
     costs (including compensation) to
     administer the Plan through dissolution                   2,958
   Estimated interest income                                    (567)
   Estimated tax benefit of losses through
     dissolution                                                (843)
   Reserve for other contingencies                             1,350
                                                              ______

                                                              $4,311
                                                               =====

                      Astrosystems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Three Month Periods ended September 30, 1997 and 1996


NOTE C (continued)
______

   Accounts payable, accrued expenses and miscellaneous consist of deferred compensation payable to the officers of the Company, commissions payable, accrued professional fees and other accrued liabilities.

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

NOTE D - SALE OF OPERATING ASSETS
_________________________________

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

   At September 30, 1997, the Company has recorded a receivable aggregating approximately $594,000 based upon the Company's valuation of inventory sold. The value of certain inventory items is currently being disputed; however, the Company does not believe that the final valuation will have a material effect on the value of the net assets in liquidation.

NOTE E - OTHER ASSETS
_____________________

   Assumes no material value for the Company's holdings in AstroPower, Inc. There is currently no public market for the AstroPower, Inc. common stock and there are certain restrictions on the transferability of such shares. AstroPower, Inc. recently received $5,000,000 in convertible note financing from a major corporation to assist in the funding of a new manufacturing facility and is currently exploring other financing options, including an initial public offering. However, there can be no assurances that AstroPower, Inc. will be successful in obtaining future financing.

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

Statement of Net Assets in Liquidation
______________________________________

     Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. The value of certain inventory items is being disputed; however, the Company does not believe that the final result will have a material effect on the value of the Net Assets in Liquidation. In connection with the sale of the Military and Behlman operations, approximately $500,000 of the purchase price currently is being held in escrow to provide for certain indemnification claims that the buyer may assert against the Company under the sale agreement.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1997 to September 30, 1997 there was an increase in Net Assets in Liquidation of $2,807,000. This increase was primarily due to the exercise of stock options and adjustment to accounts payable.

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

                       PART II - OTHER INFORMATION

Item 2.   Changes in Securities.
          _____________________

(c) In July 1997, 672,765 shares of common stock of the Company were issued upon the exercise of stock options at an exercise price of $2.875 per share and 4,000 shares of common stock were issued upon the exercise of stock options at an exercise price of $3.50 per share. The foregoing transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof. Each of the optionees is an accredited investor.

Item 6.   Exhibits and Reports on Form 8-K.


          (a)   Exhibits.
                ________

           2. Plan of Complete Liquidation and Dissolution incorporated by reference to Exhibit A to Proxy Statement of the Company dated January 12, 1996 with respect to Annual Meeting of Stockholders held February 2, 1996 (File No. 0-3344).

           3. (a) Certificate of Incorporation - incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-3344).

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

                                            ASTROSYSTEMS, INC.

      November 18, 1997                     BY:  /S/
_____________________________                   _________________________
           Date                                 Gilbert H. Steinberg,
                                                Vice President




      November 18, 1997                         /S/
_____________________________                   ________________________
           Date                                 Gilbert H. Steinberg,
                                                Treasurer and
                                                Chief Financial Officer