Form 10QSB
period 1997-12-31
ASTROSYSTEMS INC
filed 1998-02-04
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1997
                               ___________________________________________

                                 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended             to

Commission File Number:                   0-3344
                        __________________________________________________

                             ASTROSYSTEMS, INC.
__________________________________________________________________________
          (Exact name of registrant as specified in its charter)

  Delaware                                                 13-5691210
____________________________________________________   ___________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1220 Market Street, Suite 603, Wilmington, Delaware            19801
____________________________________________________   ___________________
(Address of principal executive offices)                    (Zip Code)

                                (302)  652-3115
__________________________________________________________________________
            (Registrant's telephone number, including area code)

                                N/A
__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of January 27, 1998 is 5,827,485.






                    ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                    INDEX


                                                                  Page No.
                                                                  ________

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Statement of Net Assets in Liquidation         4
         December 31, 1997

         Consolidated Statement of Changes in Net Assets             5
         in Liquidation
         Six Months Ended December 31, 1997 and 1996

         Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation   9

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           12

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

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
               (Amounts in thousands, except per share amounts)
                                 (Unaudited)

                                                            December 31,
                                                                1997
                                                            ____________

Assets
______
Cash and cash equivalents                                     $12,317
U.S. government securities                                      2,979
Other assets                                                    2,250
                                                              _______
                                                               17,546

Liabilities
___________
Deferred income taxes                                           5,041
Accrued expenses/contingency reserve                            4,186
                                                              _______

Net assets in liquidation                                      $8,319
                                                               ======

Number of common and common equivalent shares outstanding       5,828
                                                                =====

Net assets in liquidation per share                             $1.43
                                                                =====

















The accompanying notes are an integral part of this statement.

                         ASTROSYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (In thousands)
                                    (Unaudited)

                                                 Six months    Six months
                                                    ended         ended
                                                 December 31,  December 31,
                                                    1997          1996
                                                 ___________   ____________

Net assets in liquidation - beginning of period    $5,497        $34,469
Increase in estimated liquidation values of
   net assets over liabilities                      2,822            831
                                                   ______        _______
Net assets in liquidation - end of period          $8,319        $35,300
                                                   ======        =======































The accompanying notes are an integral part of these statements.

                    Astrosystems, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Six Month Periods ended December 31, 1997 and 1996


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

     The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at December 31, 1997, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

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

               Six Month Periods ended December 31, 1997 and 1996


NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

     The changes in the estimated liquidation values of net assets over liabilities are as follows:


                                             December 31,    December 31,
                                                 1997           1996
                                            (in thousands)  (in thousands)
                                             ____________    ____________

   Proceeds from exercise of stock options      $2,070             -
   Adjustment to Accounts Payable                  946             -
   Estimated taxes on above adjustment            (322)            -
   Additional interest earned and estimated
      on cash and cash equivalents                 425          $960
   Change in the estimate of shut-down costs      (356)            -
   Other adjustments                                59          (129)
                                                ______          ____

      Increase in estimated liquidation values
         of net assets over liabilities         $2,822          $831
                                                ======          ====


NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

     Accrued expenses at December 31, 1997 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

     Existing liabilities at December 31, 1997 consist of (amounts in thousands):

   Accounts payable, accrued expenses and
      miscellaneous                                           $1,476
   Minimum payments on nonrecourse
      obligation                                                  88
   Shutdown costs and estimated operating
      costs (including compensation) to

      administer the Plan through dissolution                  2,529
   Estimated interest income                                    (557)
   Estimated tax benefit of losses through
      dissolution                                               (700)
   Reserve for other contingencies                             1,350
                                                              ______

                                                              $4,186
                                                              ======

                      Astrosystems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Six Month Periods ended December 31, 1997 and 1996


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

NOTE E - OTHER ASSETS
_____________________

     Assumes no material value for the Company's holdings in AstroPower, Inc. On December 18, 1997, AstroPower, Inc. filed a registration statement for an initial public offering of 3,015,000 shares of common stock at a maximum offering price of $10.00 per share. If the offering is successful, the Company will own 1,193,750 shares (this number gives effect to a three-for-four reverse stock split prior to the issue). There can be no assurances regarding the success or price per share of this offering. In addition, the Company, along with the other major shareholders of AstroPower, Inc., has agreed not to sell any shares held for a six month period after the offering date.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity, Capital Resources and Impact of Inflation
____________________________________________________

     The Board of Directors adopted, and the stockholders approved on February 2, 1996, a Plan of Complete Liquidation and Dissolution (the "Plan") of the Company. See "Plan of CompleteLiquidation and Dissolution" below.

     The Company announced on March 26, 1996 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through openmarket and privately negotiated transactions (in addition to the 500,000 shares previously authorized on October 23, 1992). To date, 676,404 shares have been repurchased.

     On June 30, 1997, the Company declared an initial liquidating distribution of $5.00 per share in cash to stockholders of record as of August 15, 1997. The distribution was paid on September 8,1997. Although the Company has not established a firm timetable for additional liquidating distributions to stockholders, the Company will, subject to exigencies inherent in winding up the Company's business, make such distributions consistent with maximizing stockholder value. The actual amount and timing of, and record date for, all additional distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1997 to December 31, 1997 there was an increase in Net Assets in Liquidation of $2,822,000. This increase was primarily due to the exercise of stock options and adjustment to accounts payable.

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

AstroPower, Inc.
________________

     The Company currently owns 32.3% of the common stock of AstroPower, Inc. ("AstroPower"), a company engaged in photovoltaic research and production. Assuming certain convertible preferred stock is converted into common stock by stockholders of AstroPower other than the Company, the Company's interest in AstroPower would be reduced to 22.3%. The Company has a zero basis in its AstroPower common stock.

     On December 18, 1997, AstroPower filed a registration statement for an initial public offering of 3,015,000 shares of common stock at a maximum offering price of $10.00 per share. If the offering is successful, the Company will own 1,193,750 shares (this number gives effect to a three-for-four reverse stock split prior to the issue). There can be no assurances regarding the success or price per share of this offering. In addition, the Company, along with the other major shareholders of AstroPower, Inc., has agreed not to sell any shares held for a six month period after the offering date.

Year 2000 Issue
_______________

     The Year 2000 issue will not have a material effect on the Company's financial results.

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

                                     ASTROSYSTEMS, INC.


       February 4, 1997              BY:  /S/
______________________________          ___________________________________
            Date                        Gilbert H. Steinberg,
                                        Vice President



       February 4, 1997                  /S/
______________________________          ___________________________________
            Date                        Gilbert H. Steinberg, Treasurer and
                                               Chief Financial Officer