Form 10QSB
period 1998-03-31
ASTROSYSTEMS INC
filed 1998-05-14
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                              _______________________________________________

                                    or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended               to

Commission File Number:    0-3344
                       ______________________________________________________

                                 ASTROSYSTEMS, INC.
_____________________________________________________________________________
               (Exact name of registrant as specified in its charter)

    Delaware                                                 13-5691210
____________________________________________________     ____________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

1220 Market Street, Suite 603, Wilmington, Delaware             19801
___________________________________________________     ____________________
(Address of principal executive offices)                      (Zip Code)

                                (302) 652-3115
_____________________________________________________________________________
              (Registrant's telephone number, including area code)

                                     N/A
_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of April 28, 1998 is 5,826,803.





                    ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                  INDEX


                                                                     Page No.
                                                                     ________

Part I - FINANCIAL INFORMATION
         _____________________

Item 1.   Consolidated Statement of Net Assets in Liquidation           4
          March 31, 1998

          Consolidated Statement of Changes in                          5
          Net Assets in Liquidation
          Nine Months Ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis or Plan of Operation     9

Part II - OTHER INFORMATION
          _________________

Item 6.   Exhibits and Reports on Form 8-K                             12







                        PART I - FINANCIAL INFORMATION

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting of normal recurring accruals and revisions to estimations) necessary to a fair presentation for the period being reported.

     On February 2, 1996, the Stockholders of the Company approved a Plan of Complete Liquidation and Dissolution (the "Plan"). Therefore, the financial statements are presented in accordance with the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the liquidation basis of accounting have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Company's financial statements included in the Company's Form 10-KSB for the year ended June 30, 1997.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
               (Amounts in thousands, except per share amounts)
                                (Unaudited)

                                                                March 31,
                                                                  1998
                                                                _________

Assets
______

Cash and cash equivalents                                       $13,369
U.S. government securities                                        1,978
AstroPower, Inc. stock                                            6,743
Other assets                                                      2,161
                                                                _______
                                                                 24,251

Liabilities
___________

Deferred income taxes                                             7,224
Accrued expenses/contingency reserve                              4,153
                                                                _______

Net assets in liquidation                                       $12,874
                                                                =======

Number of common and common equivalent shares outstanding         5,827
                                                                  =====

Net assets in liquidation per share                               $2.21
                                                                  =====











The accompanying notes are an integral part of this statement.

                     ASTROSYSTEMS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (In thousands)
                                (Unaudited)

                                                  Nine months   Nine months
                                                     ended         ended
                                                    March 31      March 31,
                                                      1998         1997
                                                  ____________   ___________

Net assets in liquidation - beginning of period $ 5,497 $34,469 Increase in estimated liquidation values of
net assets over liabilities                           7,377          740
                                                    _______      _______

Net assets in liquidation - end of period           $12,874      $35,209
                                                    =======      =======



























The accompanying notes are an integral part of these statements.

                     Astrosystems, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Nine Month Periods ended March 31, 1998 and 1997


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

     The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at March 31, 1998, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

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

              Nine Month Periods ended March 31, 1998 and 1997



NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

     The changes in the estimated liquidation values of net assets over liabilities are as follows:


                                                   March 31,    March 31,
                                                     1998         1997
                                                   _________    _________
                                                 (in thousands)  (in thousands)



Proceeds from exercise of stock options             $2,070          -
Valuation of AstroPower, Inc. stock                  6,943          -
Adjustment to Accounts Payable                         946          -
Additional interest earned and estimated on
   cash and cash equivalents                           504       $1,279
Change in deferred and estimated taxes              (2,510)        (479)
Change in the estimate of shut-down costs             (283)         -
Other adjustments                                      (93)         (60)
                                                    ______        _____

          Increase in estimated liquidation values
             of net assets over liabilities         $7,377       $  740
                                                    ======       ======


NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

     Accrued expenses at March 31, 1998 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

     Existing liabilities at March 31, 1998 consist of (amounts in thousands):

Accounts payable, accrued expenses and miscellaneous             $1,758
Minimum payments on nonrecourse obligation                           75
Shutdown costs and estimated operating costs
  (including compensation) to administer the Plan
  through dissolution                                             1,975
Estimated interest income                                          (467)
Estimated tax benefit of losses through dissolution                (538)
Reserve for other contingencies                                   1,350
                                                                 ______
                                                                 $4,153
                                                                 ======

                     Astrosystems, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Nine Month Periods ended March 31, 1998 and 1997



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

NOTE E - ASTROPOWER, INC. STOCK
_______________________________

     Assumes an estimated fair market value of $5.69 per share as at March 31, 1998 for the Company's 1,193,750 shares of unregistered common stock in AstroPower, Inc. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and the stock is currently listed on the NASDAQ National Market (symbol APWR). In connection with the initial public issue, the Company entered into an agreement with the underwriter not to sell or otherwise transfer any of its stock for six months after the date of the issue. The value of $5.69 per share was established by an outside appraiser with due notice being given to marketability as well as the other factors described above. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

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

     The Company owns 1,193,750 shares of AstroPower, Inc. common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol
APWR). In connection with the initial public issue, the Company entered into an agreement with the underwriter not to sell or otherwise transfer any of its stock for six months after the date of the issue. The estimated fairmarket value of $6,743,000 for the Company's unregistered stock was established by an outside appraiser with due notice being given to marketability as well as the other factors described above. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1997 to March 31, 1998 there was an increase in Net Assets in Liquidation of $7,377,000. This increase was primarily due to the net effect of the valuation of AstroPower, Inc. stock and the exercise of stock options.

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

                        PART II - OTHER INFORMATION
                        ___________________________

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

                                        ASTROSYSTEMS, INC.


    May 14, 1998                        BY:  /S/
___________________                        ___________________________________
      Date                                 Gilbert H. Steinberg, Vice President



    May 14, 1998                             /S/
___________________                        ____________________________________
       Date                                Gilbert H. Steinberg, Treasurer and
                                           Chief Financial Officer