Form 10KSB
period 1998-06-30
ASTROSYSTEMS INC
filed 1998-09-28
CIK 8065

..                 U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                 FORM 10-KSB
(Mark One)

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended             June 30, 1998
                             _______________________________________________

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from          to

Commission file number        0-3344
                      _____________________

                                ASTROSYSTEMS, INC.
____________________________________________________________________________
                  (Name of small business issuer in its charter)

            Delaware                                        13-5691210
________________________________________________        ____________________
(State or other jurisdiction of incorporation or        (I.R.S. Employer
 organization)                                           Identification No.)

1220 Market Street, Suite 603, Wilmington, DE                  19801
________________________________________________        ____________________
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's telephone number             (302) 652-3115
                         _______________________________________

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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    YES....X....  NO..........

     The Registrant's revenues for fiscal year ended June 30, 1998 were $0.

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant is $5,692,252 (as of September 15, 1998).

                        (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS):
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
YES...    NO ..N/A..

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     The number of shares outstanding of the Registrant's Common Stock is 5,933,576 (as of September 15, 1998).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                       None



                                  PART I

Item 1.     Description of Business
            _______________________

       (a)  Business Development.
            ____________________

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

            Since its inception, the Company's primary business had been in efense electronics. The Company's revenues decreased every year since fiscal year 1992 from $18,100,000 in the fiscal year ended June 30, 1992 to $12,300,000 in the fiscal year ended June 30, 1995. The decline was primarily due to a continuing decline in defense budgets and severe price competition from lower cost geographical areas and corporate consolidations. In addition, high fixed overhead costs necessitated by defense contracts coupled with a declining business base were tending to make the Company non-competitive. The Company attempted to offset this decline by increasing sales for its commercial and industrial products and although the results showed some promise, they were not expected to be sufficient.

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

            Since February 2, 1996, the Company has been engaged in implementing the Plan. Some of its ongoing activities are: 1) implementing the asset purchase agreements (see "Asset Purchase Agreements" below); 2) relocating the Company to Delaware (see "Other Matters" below); 3) distributing benefit plan funds; 4) completing open contracts and collecting accounts receivable; 5) engaging in negotiations, litigation and other methods of dispute resolution regarding final price determination for the asset sales; 6) engaging a new auditor (see "Other Matters" below); 7) determining and implementing an initial distribution to stockholders; 8) seeking to realize stockholder value for the solar cell license and AstroPower, Inc. assets (see "Solar Cell Assets" below) and 9) preparing federal and state tax returns, SEC filings and additional federal and state filings necessary for the dissolution process.

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

            (2) Asset Purchase Agreements. Effective February 6, 1996, pursuant to a certain Asset Purchase Agreement dated as of January 11, 1996 (the "Orbit Agreement") by and among the Company, Behlman, Orbit International Corp. ("Orbit") and Cabot Court, Inc. ("Cabot"), a wholly-owned subsidiary of Orbit, the Company sold to Cabot certain assets of its Defense Electronics Division and Behlman sold to Cabot certain of its assets for an aggregate purchase price of $3,706,700. The purchase price was made subject to adjustment based upon a valuation of the transferred inventory and equipment as of the closing date. Pursuant to the Orbit Agreement, a portion of the purchase price is being held in escrow to provide for indemnification claims that Cabot may assert against the Company or Behlman thereunder. As of June 30, 1998, the amount in escrow was approximately $512,000.

            The value of certain inventory items under the Orbit Agreement currently is being disputed along with a number of other items such as warranty costs. However, the Company does not believe that the final result will materially affect Net Assets in Liquidation.

            Effective February 7, 1996, pursuant to an Asset Purchase Agreement of such date by and between the Company and North Atlantic Instruments, Inc. ("North Atlantic"), the Company sold to North Atlantic certain assets of its Industrial Automation Division for a purchase price of $704,500. Based upon a valuation of the transferred inventory and equipment as of the closing date, the purchase price was later adjusted to approximately $596,700.

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

            The Company currently owns 1,193,750 shares of AstroPower, Inc. common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). In connection with the initial public issue, the Company entered into an agreement with the underwriter not to sell or otherwise transfer any of its stock for six months after the date of the issue. As of June 30, 1998, the Company determined that the fair value of its investment in AstroPower, Inc. is approximately $6,448,000 ($5.40 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($8.375 at June 30, 1998) to fair value after considering such factors as the Company's agreement with the underwriter, statutory restrictions limiting sales by the Company of its holdings in AstroPower, Inc. and other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

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

Item 2.     Description of Property.
            _______________________

            The Company's office is located in Wilmington, Delaware, where the Company occupies approximately 1,100 square feet of usable space. The premises are leased from an unaffiliated party through May 31, 1999 at an annual rental of approximately $23,000, which includes common area maintenance and real estate taxes.

Item 3.     Legal Proceedings.
            _________________

            There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ____________________________________________________

            On June 29, 1998, the Company held an annual meeting of stockholders at which a board of five directors was elected. The number of affirmative votes and negative votes with regard to the foregoing were as follows:


                                    Voted for           Withheld Proxy
Nominee                             Election          to vote for Election
_________________________           _________         ____________________

Seymour Barth                       4,137,565                20,362

Gilbert H. Steinberg                4,137,565                20,362

Elliot J. Bergman                   4,136,423                21,504

Elliot D. Spiro                     4,136,523                21,404

Walter Steinberg                    4,136,423                21,504




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

                                                          Bid
                                                         _____
                 Quarterly Period                  High          Low
                 ________________                  _____        _____

            July 1996 - September 1996             6 3/8        5 3/8
            October 1996 - December 1996           6            4 3/8
            January 1997 - March 1997              5 1/2        4 3/4
            April 1997 - June 1997                 5 5/8        5
            July 1997 - September 1997             5 3/4          1/4
            October 1997 - December 1997           1 3/8          1/4
            January 1998 - March 1998              2 1/2        1 1/4
            April 1998 - June 1998                 2 3/8        2

            Certain of the quotations set forth above represent quarterly periods prior to payment by the Company of the liquidating distribution discussed below and do not reflect market prices following the distribution.

       (b) The number of stockholders of record of the Registrant's Common Stock, par value $.10 per share, as of June 30, 1998 was 811.

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




Item 6.     Management's Discussion and Analysis or Plan of Operation.
            _________________________________________________________

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

            Liquidity, Capital Resources and Impact of Inflation.
            ____________________________________________________

            The Company announced on March 26, 1996 a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions (in addition to the 500,000 shares previously authorized on October 23, 1992). To date, 676,404 shares have been repurchased. No shares were repurchased during fiscal years 1998 or 1997.

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

            Statement of Net Assets in Liquidation.
            ______________________________________

            Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. The value of certain inventory items is being disputed; however, the Company does not believe that the final result will affect materially Net Assets in Liquidation. In connection with the sale of the Military and Behlman operations, approximately $512,000 of the purchase price currently is being held in escrow to provide for certain indemnification claims that the buyer may assert against the Company under the sale agreement.

            The Company owns 1,193,750 shares of AstroPower, Inc. common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). In connection with the initial public issue, the Company entered into an agreement with the underwriter not to sell or otherwise transfer any of its stock for six months after the date of the issue. As of June 30, 1998, the Company determined that the fair value of its investment in AstroPower, Inc. is approximately $6,448,000 ($5.40 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($8.375 at June 30, 1998) to fair value after considering such factors as the Company's agreement with the underwriter, statutory restrictions limiting sales by the Company of its holdings in AstroPower, Inc. and other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

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

            Statement of Changes in Net Assets in Liquidation.
            _________________________________________________

            From June 30, 1997 to June 30, 1998 there was an increase in Net Assets in Liquidation of $6,509,000. This increase was primarily due to the net effect of the valuation of AstroPower, Inc. stock and the exercise of stock options.

            Plan of Complete Liquidation and Dissolution.
            ____________________________________________

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

            On June 30, 1997, the Board declared an initial liquidating distribution of $5.00 per share to stockholders of record as of August 15, 1997, which was paid September 8, 1997. The Board has not yet established the precise amount of any further distributions pursuant to the Plan. The actual amount and timing of, and record date for, all such distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

            Year 2000 Issue
            _______________

            The Year 2000 issue is the result of computer programs using a two-digit format as opposed to four digits to indicate the year. Such computer systems will be unable to interpret dates beyond 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 issue will not have a material effect on the Company's financial position.

Item 7.		Financial Statements.




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

Report of Independent Certified Public Accountants               F-2


Financial Statements

    Consolidated Statements of Net Assets
      (Liquidation Basis)                                        F-3

    Consolidated Statements of Changes in Net Assets
      (Liquidation Basis)                                        F-4

    Notes to Consolidated Financial Statements
      (Liquidation Basis)                                     F-5 - F-16




             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
  Astrosystems, Inc.


We have audited the accompanying consolidated statements of net assets (liquidation basis) of Astrosystems, Inc. (a Delaware corporation) and its subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, its consolidated net assets in liquidation as of June 30, 1998 and 1997, and the changes in its consolidated net assets in liquidation for the years then ended, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.




GRANT THORNTON LLP

Melville, New York
August 18, 1998


                   Astrosystems, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF NET ASSETS
                            (LIQUIDATION BASIS)


                                                June 30,      June 30,
ASSETS                                            1998          1997
______                                          ________      ________

Cash and cash equivalents                       $14,459,000   $33,911,000
U.S. Government securities                          978,000     5,978,000
Investment in AstroPower, Inc.                    6,448,000
Loans to officers                                 1,186,000     3,698,000
Other assets                                      1,056,000     1,187,000
                                                ___________   ___________
                                                 24,127,000    44,774,000


LIABILITIES
___________

Liquidation distribution payable                               29,138,000
Deferred income taxes                             8,015,000     5,400,000
Accrued expenses/contingency reserve              4,106,000     4,739,000
                                                ___________   ___________
      Net assets in liquidation                 $12,006,000   $ 5,497,000
                                                ===========   ===========


Number of common and common equivalent shares
   outstanding                                    5,826,800     5,827,600
                                                  =========     =========


Net assets in liquidation per share                   $2.06         $1.39
                                                      =====         =====






The accompanying notes are an integral part of these statements.

                   Astrosystems, Inc. and Subsidiaries

             CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                             (LIQUIDATION BASIS)


                                                   Year ended    Year ended
                                                     June 30,      June 30,
                                                       1998          1997
                                                   __________    __________

Net assets in liquidation - beginning of period    $ 5,497,000   $34,469,000

Liquidation distributions declared                               (29,138,000)

Increase in estimated liquidation values of net
   assets over liabilities                           6,509,000       166,000
                                                   ___________   ___________
Net assets in liquidation - end of period          $12,006,000   $ 5,497,000
                                                   ===========   ===========























The accompanying notes are an integral part of these statements.

                   Astrosystems, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (LIQUIDATION BASIS)

                           June 30, 1998 and 1997


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

    The Board of Directors is currently unable to predict the precise amount or timing of any future distributions pursuant to the Plan. The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of, and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations. See Note F - Liquidating Distribution.

    The Company has adopted the liquidation basis of accounting for all periods subsequent to February 2, 1996. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Therefore, historical financial information is not comparable to the liquidation period financial information.

    The Company has set aside, as accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 and $1,250,000 at June 30, 1998 and 1997, respectively, which will be made available for distribution to stockholders when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

                   Astrosystems, Inc. and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (LIQUIDATION BASIS)

                          June 30, 1998 and 1997


NOTE A (continued)
__________________

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

    A summary of other significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

    2.  Cash Equivalents

        Cash equivalents consist of the Company's investments in money market funds.

    3.  U.S. Government Securities

        The Company holds investments in U.S. Government securities which consist of United States Treasury Notes which are reported at fair value. As these securities mature, the Company is not reinvesting the funds. At June 30, 1998, there is one United States Treasury Note outstanding with a face amount of $1,000,000 which matures on March 31, 2001.

    4.  Income Taxes

        Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                   Astrosystems, Inc. and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (LIQUIDATION BASIS)

                           June 30, 1998 and 1997


NOTE B - INVESTMENT IN ASTROPOWER, INC.
_______________________________________

    The Company owns 1,193,750 shares of the common stock of AstroPower, Inc. Such investment was accounted for on the equity method and, accordingly, the Company recorded its share in the losses of this entity as a reduction of its investment. This investment was fully written down to zero in prior years.

    On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and the stock is currently listed on the NASDAQ National Market (symbol APWR). In connection with the initial public issue, the Company entered into an agreement with the underwriter not to sell or otherwise transfer any of its stock for six months after the date of the issue.

    At June 30, 1998, the Company has determined that the fair value of its investment in AstroPower, Inc. is approximately $5.40 per share as of June 30, 1998. The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($8.375 at June 30, 1998) to fair value after considering such factors as the Company's agreement with the underwriter, statutory restrictions limiting sales by the Company of its holdings in AstroPower, Inc. and other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. A provision for such taxes has been made in Deferred Income Taxes based on the current estimated fair value.


NOTE C - LOANS TO OFFICERS
__________________________

    Loans made to officers of the Company aggregated $1,186,000 and $3,698,000 at June 30, 1998 and 1997, respectively, and bear interest at the rate of 6% per annum.




                   Astrosystems, Inc. and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (LIQUIDATION BASIS)

                         June 30, 1998 and 1997



NOTE D - OTHER ASSETS
_____________________

    Other assets consist of the following:

                                                  June 30,       June 30,
                                                    1998          1997
                                                ___________     __________

    Accounts receivable - net                   $   225,000     $  228,000
    Due from purchasers of assets (Note I)          589,000        594,000
    Due from related party                                          96,000
    Prepaid insurance                                15,000         26,000
    Accrued interest and dividends                   16,000         97,000
    Long-term investment (1)                        185,000        113,000
    Other                                            26,000         33,000
                                                ___________     __________
                                                 $1,056,000     $1,187,000
                                                 ==========     ==========

    1. The long-term investment represents an investment in a limited partnership and is recorded at its fair value.


NOTE E - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

    Accrued expenses at June 30, 1998 and 1997 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.




                   Astrosystems, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (LIQUIDATION BASIS)

                        June 30, 1998 and 1997


NOTE E (continued)
______

    Existing and estimated liabilities at June 30, 1998 and 1997 consist of:

                                                    1998           1997
                                                  __________    __________

    Accounts payable, accrued expenses and
       miscellaneous                              $1,933,000    $2,187,000
    Minimum payments on nonrecourse
       obligation                                     50,000       100,000
    Shutdown costs and estimated operating
       costs (including compensation) to
       administer the Plan through dissolution     1,542,000     3,122,000
    Estimated interest income                       (345,000)     (696,000)
    Estimated tax benefit of losses through
       dissolution                                  (424,000)   (1,224,000)
    Reserve for other contingencies                1,350,000     1,250,000
                                                  __________    __________
                                                  $4,106,000    $4,739,000
                                                  ==========    ==========

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

                     Astrosystems, Inc. and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1998 and 1997


NOTE F - LIQUIDATING DISTRIBUTION
_________________________________

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

    On June 30, 1997, the Board of Directors declared a liquidating distribution to holders of record of the Company's common stock on August 15, 1997, in the amount of $5.00 per share. This liquidating distribution was paid on September 8, 1997.


NOTE G - NET ASSETS IN LIQUIDATION PER SHARE
____________________________________________

    Number of common shares for net assets in liquidation per share assumes the exercise of all dilutive stock options. At June 30, 1997, dilutive options aggregated 716,765 with an average exercise price of approximately $2.89. At June 30, 1998, there were no outstanding stock options. The effect of these options in 1997 is shown below:


                                                   June 30,     June 30,
                                                     1998         1997
                                                  _________    _________
    Number of common and common equivalent
      shares - outstanding                        5,826,800    5,827,600
                                                  =========    =========

    Net assets in liquidation                   $12,006,000   $5,497,000
    Proceeds from the exercise of dilutive
      stock options                                            2,070,000
    Estimated tax benefit of compensatory
      stock options                                              545,000
                                                ___________    _________

        Adjusted net assets in liquidation      $12,006,000   $8,112,000
                                                ===========   ==========

    Net assets in liquidation per share               $2.06        $1.39
                                                      =====        =====


                   Astrosystems, Inc. and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (LIQUIDATION BASIS)

                          June 30, 1998 and 1997


NOTE H - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

    Changes in net assets in liquidation represent changes since adoption of the Plan of Complete Liquidation and Dissolution on February 2, 1996. The changes in the estimated liquidation values of net assets over liabilities are as follows:

                                                   June 30,      June 30,
                                                     1998          1997
                                                  __________    __________

    Adjustments to accounts payable               $1,061,000    $    -
    Proceeds from exercise of stock options        2,070,000         -
    Additional interest earned on cash
      and cash equivalents                           667,000     1,683,000
    Purchase of common stock                           -          (768,000)
    Change in the estimate of shut-down costs       (289,000)     (635,000)
    Valuation of AstroPower, Inc. stock            6,448,000         -
    Change in the estimate of tax benefit         (3,415,000)     (216,000)
    Change in the estimate of contingent
      liabilities                                   (100,000)       50,000
    Other adjustments                                 67,000        52,000
                                                  __________    __________

          Increase in estimated liquidation
            values of net assets over
            liabilities                          $6,509,000    $  166,000
                                                 ==========    ==========


NOTE I - SALE OF OPERATING ASSETS
_________________________________

    As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices are subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 was being held in escrow to provide for indemnification claims that may be asserted against the Company. At June 30, 1998 and 1997, the amount held in escrow was reduced to approximately $512,000 and $773,000, respectively.

    The proceeds from the sale of assets to one purchaser is dependent upon the final asset and inventory valuation. The Company has recorded a receivable aggregating approximately $594,000 based upon the Company's valuation of inventory sold. The value of certain inventory items is currently being disputed; however, the Company does not believe that the final agreed-upon valuation, which is currently subject to ongoing arbitration, will have a material effect on the value of the net assets in liquidation.

                    Astrosystems, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (LIQUIDATION BASIS)

                          June 30, 1998 and 1997


NOTE J - CONTINGENCIES AND COMMITMENTS
______________________________________

    1. The Company leases office space in Wilmington, Delaware, and is obligated for minimum annual rentals of $21,000 during the year ended June 30, 1999.

        The last year's lease payment has been paid in advance by the Company. This prepaid rent is included in other assets in the accompanying consolidated statement of net assets at June 30, 1998 and 1997.

        Rent expense was approximately $23,000 during the years ended June 30, 1998 and 1997.

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

    4. The Company is a party to various litigations that arose in the ordinary course of its prior business. On the basis of information furnished by counsel and others, management believes that none of these litigations will have a material effect on the value of the net assets in liquidation.

                   Astrosystems, Inc. and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                           June 30, 1998 and 1997


NOTE J (continued)
______

    5. In 1983, the Company acquired a sixteen-year license from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the aforementioned license, the Company issued a $20,000,000 nonrecourse note originally due in 1993 and bearing interest at 14% per annum. The note is secured by the Company's rights under the license and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. An amendment to the license agreement extended the term of the license agreement to 2006 as well as extended the due date of the note to May 1999. The Company made quarterly payments of $50,000 and $49,000 during the years ended June 30, 1998 and 1997, respectively.

        The Company, for financial reporting purposes, has not recorded the note and has provided for expected payments pursuant to the license agreement. No payments based on sales were required to be made through June 30, 1998.

    6. The Company has a profit-sharing plan which provides benefits upon retirement, death, incapacity or separation of eligible employees. There were no profit-sharing expenses for the years ended June 30, 1998 and 1997, respectively.

    7. The Company maintains a Retirement Savings Plan which allows participants to make contributions by salary reductions pursuant to
        Section 401(k) of the Internal Revenue Code of 1986. The Company is obligated to make contributions (either in cash or Company stock) equal to 50% of the employees' contribution. At June 30, 1998, the Company owed the Retirement Savings Plan approximately 111,500 shares of its common stock for past contributions. Such shares were transferred to the Plan subsequent to June 30, 1998. Employees vest immediately in their contribution and in the Company's contribution.


NOTE K - STOCK OPTIONS AND OTHER STOCK TRANSACTIONS
___________________________________________________

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

                   Astrosystems, Inc. and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1998 and 1997


NOTE K (continued)
______

    A summary of stock option activity related to the Company's stock option plan is as follows:

                                                      Weighted
                              Number      Option       average    Number of
                                 of       price       exercise      shares
                              shares     per share      price    exercisable
                              _______  _____________   _______   ___________

    Outstanding at
      February 3, 1996        507,300  $2.88 - $4.00    $3.58      504,675
                                                                   =======
    Exercised                (467,300) $2.88 - $4.00    $3.62
                             ________


    Outstanding at
      June 30, 1997            40,000  $2.88 - $4.00    $3.04       40,000
                                                                    ======
    Exercised                 (40,000) $2.88 - $4.00    $3.04
                              _______


    Outstanding at
      June 30, 1998              -                                     -
                              =======                               ======


    During the period February 3, 1996 to June 30, 1996, options for the purchase of 499,998 shares were exercised, which options were granted other than pursuant to the Company's stock option plan. These options had a weighted average exercise price of $3.08.

    On September 10, 1996, the Company granted its two outside directors an aggregate of 4,000 options to purchase shares of the Company's common stock at an option price of $3.50 per share. These options were not granted pursuant to the Company's stock option plan.

    At June 30, 1997, there were outstanding 676,765 nonincentive stock options, which options were granted other than pursuant to the Company's stock option plan. These options had a weighted average exercise price of $2.88 and were exercised in July 1997. See Note C - Loans to Officers.

    In March 1996, the Company announced that its Board of Directors authorized the purchase of up to 500,000 shares of its common stock, under a stock repurchase program. (This repurchase program was in addition to the 500,000 shares previously authorized on October 23, 1993.) The purchases may be made by the Company from time to time on the open market at the Company's discretion.

    There were no purchases of common stock during the years ended June 30, 1998 and 1997.

                    Astrosystems, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (LIQUIDATION BASIS)

                          June 30, 1998 and 1997


NOTE L - TAXES ON INCOME
________________________

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

    The deferred tax liability is as follows:

                                                   June 30,      June 30,
                                                    1998           1997
                                                 ___________    ___________

    Deferred tax liability
      Difference between financial reporting
        and tax bases of University of
        Delaware note                            $12,361,000    $11,669,000
      AstroPower, Inc. stock                       2,257,000          -
                                                 ___________    ___________
                                                  14,618,000     11,669,000

    Deferred tax (asset)
      Utilization of net operating loss
        carry-forward                             (5,860,000)    (4,994,000)
      Utilization of compensation deduction         (651,000)    (1,048,000)
      Other                                          (92,000)      (227,000)
                                                  ___________    ___________

                                                  (6,603,000)    (6,269,000)
                                                 ___________    ___________

    Net deferred tax liability                   $ 8,015,000    $ 5,400,000
                                                 ===========    ===========

                    Astrosystems, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1998 and 1997


NOTE L (continued)
______

    Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The principal sources of these differences were net operating loss carryforwards, compensation expenses and amortization and accrued interest relating to the license from the University of Delaware (see Note J). In addition, during the fourth quarter of fiscal 1998, the Company adjusted deferred taxes to reflect actual compensation expense associated with employee stock options.

    At June 30, 1998, the Company had available net operating loss carryforwards for income tax reporting purposes as follows:


                                 Net operating        Expiring in
                                     loss             year ending
        Period ended             carryforwards          June 30,
        ____________             _____________        ___________

        June 30, 1990            $ 1,302,000              2005
        June 30, 1991              3,252,000              2006
        June 30, 1993                596,000              2008
        June 30, 1994                605,000              2009
        June 30, 1995                525,000              2010
        June 30, 1996              7,662,000              2011
        June 30, 1997                240,000              2012
        June 30, 1998              2,558,000              2013
                                 ___________

                                 $16,740,000
                                 ===========





Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
            ________________________________________________________________

            On December 18, 1996, Richard A. Eisner & Company, LLP ("Eisner") resigned as the independent public accountants for the Company since, as it indicated, it was no longer independent with respect to the Company. Eisner had served as the Company's independent public accountants since 1967.

            Eisner's report on the Company's financial statements as of June 30, 1995 and 1994 and for the years then ended neither contain an adverse opinion or a disclaimer of opinion nor is modified as to uncertainty, audit scope or accounting principles.

            During the period from July 1, 1995 to December 18, 1996 and the fiscal years ended June 30, 1995 and 1994, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

            On June 17, 1997, the Company engaged Grant Thornton LLP as its independent public accountants with respect to the fiscal years ended June 30, 1997 and 1996. The engagement of Grant Thornton LLP was approved by the Audit Committee of the Company.


                              PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
            _____________________________________________________________

                                 Year Became       Positions held
            Name                 a Director   Age  with Registrant
            ___________________  ___________  ___  _______________

            Seymour Barth           1959      70   President and Director

            Gilbert H. Steinberg    1964      67   Vice President, Treasurer
                                                   and Director

            Elliot J. Bergman       1964      72   Vice President, Secretary
                                                   and Director

            Walter A. Steinberg     1989      71   Director

            Elliot D. Spiro         1994      69   Director

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

            Section 16(a) Beneficial Ownership Reporting Compliance.
            ________________________________________________________

            To the Company's knowledge, based on a review of written representations that no reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.



Item 10.    Executive Compensation.
            _______________________

       (a)  Summary Compensation Table.
            ___________________________

                         Annual Compensation      Long-Term Compensation
                         ___________________    __________________________
                                                 Awards         Payouts
                                                __________________________
                                                  Shares
Name and Principal                              Underlying     All Other
     Position        Year   Salary    Bonus      Options      Compensation
__________________   ____   ______    _____     __________    _____________

Seymour Barth        1998  $310,807     0            0              0
President            1997  $310,807     0            0        $71,088(4)
                     1996  $310,807     0      390,921 (1)    $ 6,262(5)


Elliot Bergman       1998  $218,716     0            0              0
Vice President &     1997  $218,716     0            0        $69,545(4)
Secretary            1996  $218,716     0      390,921 (2)    $ 6,921(5)


Gilbert Steinberg    1998  $218,716     0            0              0
Vice President &     1997  $218,716     0            0        $69,340(4)
Treasurer            1996  $218,716     0      390,921 (3)    $ 6,935(5)


    (1) Issued concurrently with the cancellation of options for the purchase of 371,607 shares.

    (2) Issued concurrently with the cancellation of options for the purchase of an equal number of shares.

    (3) Issued concurrently with the cancellation of options for the purchase of 374,769 shares.

    (4) Includes 35,591 shares contributed by the Company to the accounts of each of Messrs. Barth, Bergman and G. Steinberg for Fiscal 1997 pursuant to the terms of its 401(k) Plan. Also includes $66,342, $64,799 and $64,594 for Messrs. Barth, Bergman and G. Steinberg, respectively, in connection with the exercise of certain stock options at the Company's request.

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

    (b)  Option Grants Table.
         ____________________

         Inapplicable.


    (c)  Aggregated Option Exercises in Last Fiscal Year.
         ________________________________________________


Name                 Shares Acquired on Exercise           Value Realized
                                 (#)
__________________   ___________________________           ______________

Seymour Barth                  224,255                         $504,574

Elliot Bergman                 224,255                         $504,574

Gilbert Steinberg              224,255                         $504,574


         No options were held by Messrs. Barth, Bergman or G. Steinberg as of June 30, 1998.

    (d)  Compensation of Directors.
         __________________________

         Messrs. W. Steinberg and Spiro are entitled to receive $5,000 per year for their services as a Director plus an additional $750 for each meeting of the Board attended in person and $100 per meeting attended by conference telephone. No other Directors receive compensation for their services as such.

    (e) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
         _________________________________________________________________

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

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.
         ___________________________________________________

         The following table sets forth, to the knowledge of the Company, certain information regarding the Company's outstanding Common Stock beneficially owned as of September 15, 1998 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group:


                                                             Approximate
        Name and               Number of Shares             Percentage of
        Address of               and Nature of               Outstanding
     Beneficial Owner        Beneficial Ownership             Shares (1)
     ____________________    ____________________           _____________

     Seymour Barth.......       1,545,635 (1)(2)            26.0% (1)(2)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Gilbert H. Steinberg       1,185,491 (1)               20.0% (1)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Elliot J. Bergman...       1,070,598 (1)(3)            18.0% (1)(3)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Morris Barth,.......         335,849 (4)                5.7% (4)
     c/o Astrosystems, Inc.
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Elliot D. Spiro.....          12,100                      *
     71 South Central Avenue
     Valley Stream, New York

     Walter A. Steinberg.           2,000                      *
     111 Eddy Drive
     Huntington Station, New York

     All Directors and.....     3,458,684 (1)(2)(3)          58.3% (1)(2)(3)
       executive officers
       as a group (5 persons)

     *  Less than 1%

(1) Includes for each of Messrs. Barth, G. Steinberg and Bergman 178,570 shares over which they have voting power as trustees under the Company's 401(k) and profit-sharing plans (including 61,208, 58,817 and 57,119 shares allocated to the accounts of Messrs. Barth, G. Steinberg and Bergman, respectively).

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

Item 12. Certain Relationships and Related Transactions.
         _______________________________________________

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

         All of the above loans, including interest thereon, were repaid to the Company in full as of September 29, 1997.

         In December, 1997, the above named individuals were loaned additional amounts in connection with tax obligations arising from the aforementioned exercise of stock options, as follows: $432,803 to Mr. Barth, $395,019 to Mr. Bergman and $358,183 to Mr. G. Steinberg, in each case payable, with interest at the rate of 6% per annum, on June 30, 1999 or earlier demand by the Company..

Item 13. Exhibits, List and Reports on Form 8-K.
         _______________________________________

    (a)  Exhibits:

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

            (d) Employment Agreement dated as of April 18, 1994 between the
                Company and Seymour Barth - incorporated by reference to
                Exhibit 10 to theCompany's Annual Report on Form 10-KSB for its fiscal year ended June 30, 1994 (File No. 0-3344).

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

      No report on Form 8-K was filed by the Company during the quarter ended June 30, 1998.





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

September 28, 1998

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        President, Principal Executive
 /S/                      Officer and Director            September 28, 1998
_____________________
Seymour Barth


                        Vice President, Secretary
 /S/                      and Director                    September 28, 1998
_____________________
Elliot J. Bergman


                        Vice President, Treasurer,
                          Principal Financial and
                          Accounting Officer and          September 28, 1998
 /S/                              Director
______________________
Gilbert Steinberg



 /S/                    Director                          September 28, 1998
______________________
Elliot D. Spiro



 /S/                      Director                         September 28, 1998
_____________________
Walter Steinberg






                                                                   EXHIBIT 21


                                SUBSIDIARIES


NAME                                               STATE OF INCORPORATION
____                                               ______________________

Astrosub, Inc.                                             Delaware

AstroPower, Inc. (1)                                       Delaware







(1)    Registrant owns 14.0% of outstanding common stock