Form 10QSB
period 1998-09-30
ASTROSYSTEMS INC
filed 1998-11-13
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               ___________________________________________
                                   or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended          to

Commission File Number:             0-3344
                        __________________________________________________

                           ASTROSYSTEMS, INC.
__________________________________________________________________________
         (Exact name of registrant as specified in its charter)

          Delaware                                         13-5691210
___________________________________________________    ___________________
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1220 Market Street, Suite 603, Wilmington, Delaware           19801
___________________________________________________    ___________________
(Address of principal executive offices)                    (Zip Code)

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of November 7, 1998 is 5,933,576.





                    ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                 INDEX


                                                                Page No.

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Statement of Net Assets in Liquidation       4
         September 30, 1998

         Consolidated Statement of Changes in Net Assets
         in Liquidation                                            5
         Three Months Ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                 9

Part II - OTHER INFORMATION

Item 2.  Changes in Securities                                   12

Item 6.  Exhibits and Reports on Form 8-K                        12






                      PART I - FINANCIAL INFORMATION
                   ASTROSYSTEMS, INC. AND SUBSIDIARIES

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments
(consisting of normal recurring accruals and revisions to estimations) necessary to a fair presentation for the period being reported.

     On February 2, 1996, the Stockholders of the Company approved a Plan of Complete Liquidation and Dissolution (the "Plan"). Therefore, the financial statements are presented in accordance with the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the liquidation basis of accounting have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Registrant's financial statements included in the Company's Form 10-KSB for the year ended June 30, 1998.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
             (Amounts in thousands, except per share amounts)
                                (Unaudited)

                                                            September 30,
                                                                 1998
                                                            _____________

Assets
_______

Cash and cash equivalents                                     $12,806
U.S. government securities                                        978
Investment in AstroPower, Inc.                                  5,640
Loans to officers                                               1,186
Other assets                                                      757
                                                              _______
                                                               21,367

Liabilities
___________

Deferred income taxes                                           7,626
Accrued expenses/contingency reserve                            2,219
                                                              _______

Net assets in liquidation                                     $11,522
                                                              =======

Number of common and common equivalent shares outstanding       5,934
                                                                =====

Net assets in liquidation per share                             $1.94
                                                                =====





The accompanying notes are an integral part of this statement.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (In thousands)
                                (Unaudited)

                                             Three months    Three months
                                                 ended           ended
                                             September 30,   September 30,
                                                 1998            1997
                                             _____________   _____________

Net assets in liquidation - beginning
  of period                                     $12,006         $5,497
(Decrease)/increase in estimated liquidation
  values of net assets over liabilities            (484)         2,807
                                                _______         ______
Net assets in liquidation - end of period       $11,522         $8,304
























The accompanying notes are an integral part of these statements.

                   Astrosystems, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Three Month Periods ended September 30, 1998 and 1997


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

The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at September 30, 1998, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

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

                   Astrosystems, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Three Month Periods ended September 30, 1998 and 1997


NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
______________________________________________

The changes in the estimated liquidation values of net assets over liabilities are as follows:


                                             September 30,   September 30,
                                                 1998            1997
                                            (in thousands)  (in thousands)
                                            ______________  ______________

Proceeds from exercise of stock options            -             $2,070
Change in valuation of AstroPower, Inc. stock    (808)               -
Adjustment to Accounts Payable                     -                946
Estimated taxes on above adjustment                -               (322)
Change in estimated tax benefits                  250                -
Additional interest earned and estimated on
  cash and cash equivalents                       204               299
Change in the estimate of shut-down costs        (130)             (256)
Other adjustments                                  -                 70
                                                _____            ______

      (Decrease)/increase in estimated
         liquidation values of net assets
         over liabilities                       $(484)           $2,807
                                                =====            ======


NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

Accrued expenses at September 30, 1998 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

Existing liabilities at September 30, 1998 consist of (amounts in thousands):


                                                                 1998
                                                                ______

Accounts payable, accrued expenses and
   Miscellaneous                                                $  315
Minimum payments on nonrecourse
   Obligation                                                       38
Shutdown costs and estimated operating
   costs (including compensation) to
   administer the Plan through dissolution                       1,175
Estimated interest income                                         (374)
Estimated tax benefit of losses through dissolution               (285)
Reserve for other contingencies                                  1,350
                                                                ______

                                                                $2,219
                                                                ======




                   Astrosystems, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Three Month Periods ended September 30, 1998 and 1997


NOTE C (continued)
__________________

Accounts payable, accrued expenses and miscellaneous consist of accrued professional fees and other accrued liabilities.

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

NOTE D - SALE OF OPERATING ASSETS
_________________________________

As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices are subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 was held in escrow to provide for indemnification claims that may be asserted against the Company. At September 30, 1998, the amount in escrow was approximately $512,000.

The proceeds from the sale of assets to one purchaser is dependent upon the final asset and inventory valuation. At September 30, 1998, the Company has recorded a receivable aggregating approximately $594,000 based upon the Company's valuation of inventory sold. The value of certain inventory items is currently being disputed; however, the Company does not believe that the final valuation, which is currently subject to ongoing arbitration, will have a material effect on the value of the net assets in liquidation.

NOTE E - ASTROPOWER, INC. STOCK
_______________________________

Assumes an estimated fair market value of $4.73 per share as at September 30, 1998 for the Company's 1,193,750 shares of unregistered common stock in AstroPower, Inc. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and the stock is currently listed on the NASDAQ National Market (symbol APWR). The Company's agreement with the underwriter not to sell or otherwise transfer this stock expired on August 12, 1998. As of September 30, 1998, the Company determined that the fair value of its investment in AstroPower, Inc. is approximately $5,640,000 ($4.73 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($6.75 at September 30, 1998) to fair value with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

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

Statement of Net Assets in Liquidation
______________________________________

     Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996.
The exact amount of the proceeds to the Company of such sales is dependent upon a final fixed asset and inventory valuation. The value of certain inventory items is being disputed along with a number of other items such as warranty costs; however, the Company does not believe that the final result will have a material effect on the value of the Net Assets in Liquidation. In connection with the sale of the Military and Behlman operations, approximately $512,000 of the purchase price currently is being held in escrow to provide for certain indemnification claims that the buyer may assert against the Company under the sale agreement.

     The Company owns 1,193,750 unregistered shares of AstroPower, Inc. common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). The Company's agreement with the underwriter not to sell or otherwise transfer this stock expired on August 12, 1998. The current estimated fair value of $5,640,000 for the Company's unregistered stock was established by an outside appraiser with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the current estimated fair value.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1998 to September 30, 1998 there was a decrease in Net Assets in Liquidation of $484,000. This decrease was primarily due to a change in the estimated value of the Company's investment in AstroPower, Inc. caused by a decline in the market price of AstroPower, Inc. stock.

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

Year 2000 Issue
_______________

     The Year 2000 issue is the result of computer programs using a two-digit format as opposed to four digits to indicate the year. Such computer systems will be unable to interpret dates beyond 1999 which could cause a system failure or other computer errors leading to disruptions in operations. The Year 2000 issue will not have a material effect on the Company's financial position.

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

                     3 (a) Certificate of Incorporation - incorporated
              by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-3344).

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

                                                 ASTROSYSTEMS, INC.


      November 12, 1998           BY:  /S/
___________________________          ____________________________________
             Date                    Gilbert H. Steinberg, Vice President



      November 12, 1998                /S/
___________________________          ____________________________________
             Date                    Gilbert H. Steinberg, Treasurer and
                                            Chief Financial Officer