Form 10QSB
period 1998-12-31
ASTROSYSTEMS INC
filed 1999-02-12
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1998
__________________________________________________________________________

                                    or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended             to

Commission File Number:         0-3344
__________________________________________________________________________

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock as of January 29, 1999 is 5,930,972.




                     ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                  INDEX


                                                                  Page No.
                                                                  ________

Part I -  FINANCIAL INFORMATION

Item 1.   Consolidated Statement of Net Assets in Liquidation        4
          December 31, 1998

          Consolidated Statements of Changes in Net Assets
             in Liquidation                                          5
          Six Months Ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis or Plan of Operation  9

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          12






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





                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
             (Amounts in thousands, except per share amounts)
                                (Unaudited)

                                                             December 31,
                                                                  1998
                                                             ____________

Assets
_______

Cash and cash equivalents	                                     $14,513
U.S. government securities                                         978
Investment in AstroPower, Inc.	                                  7,721
Loans to officers                                                1,186
Other assets                                                       410
                                                               _______
                                                                24,808

Liabilities
___________

Deferred income taxes                                            8,893
Accrued expenses/contingency reserve                             1,804
                                                               _______

Net assets in liquidation	                                     $14,111
                                                               =======

Number of common and common equivalent shares outstanding        5,931
                                                                 =====

Net assets in liquidation per share	                             $2.38
                                                                 =====













The accompanying notes are an integral part of this statement.

                   ASTROSYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (In thousands)
                                (Unaudited)

                                            Six months        Six months
                                               ended             ended
                                            December 31,      December 31,
                                               1998              1997
                                            ___________       ___________

Net assets in liquidation -
  beginning of period                         $12,006            $5,497
Increase in estimated liquidation values
   of net assets over liabilities               2,105             2,822
                                              _______            ______

Net assets in liquidation - end of period     $14,111            $8,319
                                              =======            ======








The accompanying notes are an integral part of these statements.

                   Astrosystems, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Six Month Periods ended December 31, 1998 and 1997


NOTE A - BASIS OF PRESENTATION
______________________________

    A Plan of Complete Liquidation and Dissolution (the "Plan") was adopted by the Company's Board of Directors (the "Board") on October 26, 1995 and approved by the holders of a majority of the Company's outstanding shares of common stock on February 2, 1996. The Plan provides for:
    (1) the payment of or provision for all of the Company's liabilities and obligations, (2) the distribution to the Company's stockholders in kind or of the proceeds from sale or other disposition of all of the Company's assets, (3) the transfer of any remaining assets to a liquidating trust by February 2, 2000, if applicable, and (4) the dissolution of the Company.

    The Company has adopted the liquidation basis of accounting for all periods subsequent to February 2, 1996. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Therefore, historical financial information is not comparable to the liquidation period financial information.

    The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at December 31, 1998, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

    The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the actual market prices of any securities distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions. The valuations presented in the accompanying statement of net assets in liquidation represent forecasts, based on present facts and circumstances, of the estimated realizable values of assets, net of liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

    On June 30, 1997, the Company declared an initial liquidating distribution of $5.00 per share in cash to stockholders of record as of August 15, 1997. The distribution was paid on September 8, 1997. The Board of Directors is currently unable to predict the precise amount or timing of any future distributions pursuant to the Plan. The actual amount and timing of, and record date for, all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board's determination as to whether particular assets are to be distributed in kind or otherwise disposed of and the amounts deemed necessary by the Board to pay or provide for all the Company's liabilities and obligations.

                   Astrosystems, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Six Month Periods ended December 31, 1998 and 1997


NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
______________________________________________

    The changes in the estimated liquidation values of net assets over liabilities are as follows:


                                               December 31,   December 31,
                                                  1998           1997
                                              (in thousands) (in thousands)
                                               ____________   ____________

      Proceeds from exercise of stock options         -           $2,070
      Gain on sale of AstroPower, Inc. stock     $  753                -
      Change in valuation of AstroPower, Inc.
        stock                                     2,623                -
      Change in final inventory valuation
        for sale of assets                         (353)               -
      Adjustment to accounts payable                  -              946
      Additional interest earned and estimated
        on cash and cash equivalents                437              425
      Change in estimated tax benefits           (1,114)            (322)
      Change in the estimate of shut-down costs    (242)            (356)
      Other adjustments                               1               59
                                                 ______           ______

           Increase in estimated liquidation
             values of net assets over
             liabilities                         $2,105           $2,822
                                                 ======           ======


NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

    Accrued expenses at December 31, 1998 include estimated costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

    Existing liabilities at December 31, 1998 consist of (amounts in thousands):

      Accounts payable, accrued expenses and miscellaneous        $  105
      Minimum payments on nonrecourse obligation                      25
      Shutdown costs and estimated operating costs
        (including compensation) to administer the
        Plan through dissolution                                     952
      Estimated interest income                                     (440)
      Estimated tax benefit of losses through dissolution           (188)
      Reserve for other contingencies                              1,350
                                                                  ______

                                                                  $1,804
                                                                  ======

                   Astrosystems, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Six Month Periods ended December 31, 1998 and 1997


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

NOTE D - SALE OF OPERATING ASSETS
_________________________________

    As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices were made subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 was placed in escrow to provide for indemnification claims asserted against the Company. At December 31, 1998, the amount in escrow was approximately $512,000.

    As of December 31, 1998, the Company recorded a receivable aggregating approximately $594,000 based upon the Company's valuation of inventory sold. The value of certain inventory items was disputed by the purchaser. A final valuation has reduced this receivable to $236,000.

NOTE E - ASTROPOWER, INC. STOCK
_______________________________

    In December 1998, the Company sold 250,000 shares of AstroPower, Inc. stock at $8.41 per share. The amount included in Net Assets in Liquidation as of December 31, 1998 assumes an estimated fair market value of approximately $8.18 per share as at December 31, 1998 for the Company's remaining 943,750 shares unregistered common stock in AstroPower, Inc.

    On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and the stock is currently listed on the NASDAQ National Market (symbol APWR). The Company's agreement with the underwriter not to sell or otherwise transfer this stock expired on August 12, 1998. As of December 31, 1998, the Company determined that the fair value of its investment in AstroPower, Inc. is approximately $7,721,000 (approximately $8.18 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($9.63 at December 31, 1998) to fair value with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer results in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward-Looking Statements
__________________________

     Certain information contained herein includes "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual net assets in liquidation and could cause such net assets to differ materially from any forward-looking statements which may be deemed to have been made in this report. For this purpose, any statements contained in this report that are not statements of historical fact, including, without limitation, statements as to the contingency reserve established by the Company, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's net assets include, but are not limited to, the following: final sale and/or distribution of AstroPower, Inc. stock, final corporate income tax liabilities, changes in actual costs to execute the Plan of Complete Liquidation and Dissolution, and possible claims against the Company's assets upon final dissolution.

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

Statement of Net Assets in Liquidation
______________________________________

     Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales was made dependent upon a final fixed asset and inventory valuation. The value of certain inventory items was disputed along with a number of other items such as warranty costs. Certain of these disputes are subject to ongoing arbitration; however, the Company does not believe that the final result will have a material effect on the value of the net assets in liquidation. In connection with the sale of the Military and Behlman operations, approximately $512,000 of the purchase price currently is being held in escrow to provide for certain indemnification claims that the buyer may assert against the Company under the sale agreement.

     The Company owns 943,750 unregistered shares of AstroPower, Inc.
common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). The Company's agreement with the underwriter not to sell or otherwise transfer this stock expired on August 12, 1998. The current estimated fair value of approximately $7,721,000 for the Company's remaining unregistered stock (after a sale in December 1998 of 250,000 shares) was established by an outside appraiser with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer results in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1998 to December 31, 1998 there was an increase in net assets in liquidation of $2,105,000. This increase was primarily due to a gain on the sale of 250,000 shares of AstroPower, Inc. stock and an increase in the estimated value of the Company's remaining investment in AstroPower, Inc. as a result of an increase in the quoted market price of AstroPower, Inc. stock.

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

                                                 ASTROSYSTEMS, INC.


      February 12, 1999           BY:  /S/
___________________________          ____________________________________
             Date                    Gilbert H. Steinberg, Vice President



      February 12, 1999                /S/
___________________________          ____________________________________
             Date                    Gilbert H. Steinberg, Treasurer and
                                            Chief Financial Officer