Form 10QSB
period 1999-03-31
ASTROSYSTEMS INC
filed 1999-05-12
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                              _______________________________________________
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended                  to

Commission File Number:                     0-3344
                       ______________________________________________________

                                ASTROSYSTEMS, INC.
_____________________________________________________________________________
              (Exact name of registrant as specified in its charter)

     Delaware                                              13-5691210
___________________________________________________     _____________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

1220 Market Street, Suite 603, Wilmington, Delaware              19801
___________________________________________________     _____________________
(Address of principal executive offices)                      (Zip Code)

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of May 4, 1999 is 5,930,972.






                        ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    ________

Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Statement of Net Assets in Liquidation         4
            March 31, 1999

            Consolidated Statements of Changes in
            Net Assets in Liquidation                                   5
            Nine Months Ended March 31, 1999 and 1998

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis or Plan of Operation   9

Part II - OTHER INFORMATION

Item 6.	  Exhibits and Reports on Form 8-K                           12







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

                        ASTROSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                  (Amounts in thousands, except per share amounts)
                                    (Unaudited)

                                                                  March 31,
                                                                     1999
                                                                  _________

Assets
______
Cash and cash equivalents	                                          $15,376
U.S. government securities                                             978
Investment in AstroPower, Inc.	                                      9,187
Loans to officers                                                    1,186
Other assets                                                           385
                                                                   _______
                                                                    27,112

Liabilities
___________
Deferred income taxes                                                9,637
Accrued expenses/contingency reserve                                 1,896
                                                                   _______

Net assets in liquidation	                                         $15,579
                                                                   =======

Number of common and common equivalent shares outstanding            5,931
                                                                     =====

Net assets in liquidation per share	                                 $2.63
                                                                     =====















The accompanying notes are an integral part of this statement.

                        ASTROSYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)

                                               Nine months      Nine months
                                                  ended            ended
                                                 March 31,       March 31,
                                                   1999            1998

Net assets in liquidation - beginning of period  $12,006          $5,497
Increase in estimated liquidation values of
  net assets over liabilities                      3,573           7,377
                                                 _______         _______
Net assets in liquidation - end of period        $15,579         $12,874
                                                 =======         =======






























The accompanying notes are an integral part of these statements.

                        Astrosystems, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Nine Month Periods ended March 31, 1999 and 1998

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

   The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at March 31, 1999, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

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

                 Nine Month Periods ended March 31, 1999 and 1998

NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
______________________________________________

   The changes in the estimated liquidation values of net assets over liabilities are as follows:

                                                  March 31,       March 31,
                                                    1999            1998
                                               (in thousands)  (in thousands)
                                               ______________  ______________

      Proceeds from exercise of stock options           -          $2,070
      Gain on sale of AstroPower, Inc. stock       $1,173               -
      Change in valuation of
         AstroPower, Inc. stock                     4,495           6,743
      Change in final inventory valuation for
         sale of assets                              (353)              -
      Adjustment to accounts payable                    -             946
      Additional interest earned and estimated
         on cash and cash equivalents                 390             504
      Change in estimated tax benefits             (1,905)         (2,510)
      Change in the estimate of shut-down costs      (227)           (283)
      Other adjustments                                 -             (93)
                                                   ______          ______

           Increase in estimated liquidation values
               of net assets over liabilities      $3,573          $7,377
                                                   ======          ======


NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

   Accrued expenses at March 31, 1999 include estimated costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

   Existing liabilities at March 31, 1999 consist of (amounts in thousands):

      Accounts payable, accrued expenses and miscellaneous           	$  282
      Minimum payments on nonrecourse obligation                          13
      Shutdown costs and estimated operating costs
        (including compensation) to administer the Plan
        through dissolution                                              632
      Estimated interest income                                         (239)
      Estimated tax benefit of losses through dissolution               (142)
      Reserve for other contingencies                                  1,350
                                                                      ______

                                                                      $1,896
                                                                      ======

                        Astrosystems, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Nine Month Periods ended March 31, 1999 and 1998

NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE (continued)
____________________________________________

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

NOTE D - SALE OF OPERATING ASSETS
_________________________________

   As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices were made subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 was placed in escrow to provide for indemnification claims asserted against the Company. At March 31, 1999, the amount in escrow was approximately $512,000. The Company had previously recorded a receivable aggregating approximately $589,000 based upon the Company's valuation of inventory sold. The value of certain inventory items was disputed by the purchaser. A final valuation reduced this receivable to $236,000 as of December 31, 1999.

NOTE E - ASTROPOWER, INC. STOCK
_______________________________

   In March 1999, the Company sold 75,000 shares of AstroPower, Inc. stock at $11.00 per share. The amount included in Net Assets in Liquidation as of March 31, 1999 assumes an estimated fair market value of approximately $10.58 per share as at March 31, 1999 for the Company's remaining 868,750 shares of unregistered common stock in AstroPower, Inc.

   On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and the stock is currently listed on the NASDAQ National Market (symbol APWR). The Company's agreement with the underwriter not to sell or otherwise transfer this stock expired on August 12, 1998. As of March 31, 1999, the Company determined that the fair value of its investment in AstroPower, Inc. is $9,187,000 (approximately $10.58 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($11.75 at March 31, 1999) to fair value with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer results in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes.

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

Statement of Net Assets in Liquidation
______________________________________

     As of March 31, 1999, the Company owned 868,750 unregistered shares of AstroPower, Inc. common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). The Company's agreement with the underwriter not to sell or otherwise transfer this stock expired on August 12, 1998. The current estimated fair value of approximately $9,187,000 for the Company's remaining unregistered stock was established by an outside appraiser with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer results in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1998 to March 31, 1999, there was an increase in net assets in liquidation of $3,573,000. This increase was primarily due to a gain on the sale of 325,000 shares of AstroPower, Inc. stock and an increase in the estimated value of the Company's remaining investment in AstroPower, Inc. as a result of an increase in the quoted market price of AstroPower, Inc.
stock.

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

Year 2000 Issue
_______________

     The Year 2000 issue is the result of computer programs using a two-digit format as opposed to four digits to indicate the year. Such computer systems will be unable to interpret dates beyond 1999 which could cause a system failure or other computer errors leading to disruptions in operations. Since the Company has no material operations, the Year 2000 issue will not have a material effect on the Company's financial position.

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

                                    ASTROSYSTEMS, INC.



       May 13, 1999                 BY:  /S/
__________________________             _________________________________
           Date                        Gilbert H. Steinberg, Vice President


       May 13, 1999                      /S/
__________________________             _________________________________
          Date                         Gilbert H. Steinberg, Treasurer and
                                       Chief Financial Officer