Form 10KSB
period 1999-06-30
ASTROSYSTEMS INC
filed 1999-10-05
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                 FORM 10-KSB
(Mark One)

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended             June 30, 1999
                             _______________________________________________

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

For the transition period from          to
                             _______________________________________________

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

     The Registrant's revenues for fiscal year ended June 30, 1999 were $0.

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant is $6,805,403 (as of September 15, 1999).

                        (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS):
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
YES...    NO ..N/A..

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     The number of shares outstanding of the Registrant's Common Stock is 5,933,576 (as of September 15, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                       None



When used herein, the words "believe," "anticipate," "think,"
"intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future action and involve certain risks and uncertainties discussed herein, which could cause actual occurrences to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by Astrosystems, Inc. which attempt to advise interested parties of the factors which affect it, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in Item 6 hereof.

                                    PART I

Item 1.    Description of Business.
           ________________________

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

           Since its inception, the Company's primary business had been in defense electronics. The Company's revenues decreased every year since fiscal year 1992 from $18,100,000 in the fiscal year ended June 30, 1992 to $12,300,000 in the fiscal year ended June 30, 1995. The decline was primarily due to a continuing decline in defense budgets and severe price competition from lower cost geographical areas and corporate consolidations. In addition, high fixed overhead costs necessitated by defense contracts coupled with a declining business base were tending to make the Company non-competitive. The Company attempted to offset this decline by increasing sales for its commercial and industrial products and, although the results showed some promise, they were not expected to be sufficient.

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

           Since February 2, 1996, the Company has been engaged in implementing the Plan. Some of its ongoing activities have been: 1) implementing the asset purchase agreements (see "Asset Purchase Agreements" below); 2) relocating the Company to Delaware; 3) distributing benefit plan funds; 4) completing open contracts and collecting accounts receivable; 5) engaging in negotiations, litigation and other methods of dispute resolution regarding final price determination for the asset sales; 6) engaging a new auditor; 7) determining and implementing an initial distribution to stockholders; 8) seeking to realize stockholder value for the solar cell license and AstroPower, Inc. assets (see "Solar Cell Assets" below) and 9) preparing federal and state tax returns, SEC filings and additional federal and state filings necessary for the dissolution process.

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

           The value of certain inventory items under the Orbit Agreement was disputed along with a number of other items such as warranty costs. During the fiscal year ended June 30, 1999, all such matters were resolved.

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

           (3) Solar Cell Assets. In 1983, the Company acquired a 16-year license (the "License") from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the License, the Company issued a $20,000,000 nonrecourse note (the "Note"), originally due in 1993 and bearing interest at the rate of 14% per year. The Note is secured by the Company's rights under the License and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. The Company made quarterly payments of $11,250 to $12,250 during the fiscal years ended June 30, 1999 and 1998 respectively. An amendment to the License extended its term to 2006; concurrently, the due date of the Note was extended to May 1999. At June 30, 1999, the Company is in default of the Note; however, it has not received any communication from the University of Delaware in connection with the default. The Company, for financial reporting purposes, has not recorded the Note.

           The Company owned 1,193,750 shares of AstroPower, Inc. common stock as of February 12, 1998. On such date, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). During the fiscal year ended June 30, 1999, the Company sold 525,000 shares at an average price of $10.14 per share. As of June 30, 1999, the Company determined that the fair market value of its remaining 668,750 shares was $10,232,000 ($15.30 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($17.50 at June 30, 1999) to fair value after considering statutory restrictions limiting sales by the Company of its holdings in AstroPower, Inc. and other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

           (4) Other Matters. The Company is a corporation originally incorporated in the State of New York in 1959. In April, 1987, the Company changed its state of incorporation to Delaware.

     (b) Business of Issuer. Since February 2, 1996, the Company's sole business has been the implementation of its Plan of Complete
Liquidation and Dissolution.

           (1) Special Features of Government Contracts. In accordance with the asset purchase agreements governing the asset sales, certain government contracts previously awarded to the Company were novated to the purchasers. Under the standard terms of the novation agreements, the Company remains jointly liable with the purchasers for performance under these contracts. In addition, a number of contracts were not novated and the Company subcontracted performance under these contracts to the purchaser of its defense-related assets. Management does not believe that the final results of these transactions will have a material effect on the Company's Net Assets in Liquidation.

           (2) Solar Cell License. The Company has a license covering a process for the manufacture of solar cells (see "Solar Cell Assets" under Item 1(a) above). However, the University of Delaware has the right to cancel the license for non-payment of the nonrecourse note which became due May 1999.

           (3) Environmental Regulation Compliance. The Company is of the belief that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect on the Company's assets.

           (4) Number of Employees. The Company currently has four employees, three of whom are full time employees. Management believes its relations with its employees are good. No employees are represented by a collective bargaining agreement.

Item 2.    Description of Property.
           ________________________

           The Company's office is located in Wilmington, Delaware, where the Company occupies approximately 1,100 square feet of usable space.
 The premises were leased from an unaffiliated party through May 31, 1999 at an annual rental of approximately $23,000, which includes common area maintenance and real estate taxes. Although the Company does not presently have a lease, it believes it will be able to either negotiate an additional term to the lease or move its premises in an orderly way.

Item 3.    Legal Proceedings.
           __________________

           There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ____________________________________________________

           On June 15, 1999, the Company held an annual meeting of stockholders at which a board of five directors was elected and the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ended June 30, 1999 was ratified. The number of affirmative votes and negative votes with regard to the foregoing were as follows:

                            Election of Directors
                            _____________________



                                    Voted for           Withheld Proxy
Nominee                             Election          to vote for Election
_________________________           _________         ____________________

Seymour Barth                       3,799,849               51,762

Gilbert H. Steinberg                3,799,849               51,762

Elliot J. Bergman                   3,799,849               51,762

Elliot D. Spiro                     3,812,149               39,462

Walter Steinberg                    3,799,849               51,762


                           Ratification of Auditors
                           ________________________

For:  3,844,787                    Against: 2,122        Abstain:  4,702



                                 PART II

Item 5.    Market for Common Stock and Related Stockholder Matters.
           ________________________________________________________

     (a) The Company's common stock is traded in the over-the-counter market (symbol: ASTZ). The following table sets forth the quarterly high and low bid prices for the last two fiscal years. The quotations set forth below represent interdealer quotations (which exclude retail markups, markdowns and commissions) and do not necessarily reflect actual transactions.


Bid
                                                         _____
                 Quarterly Period                  High          Low
                 ________________                  ____          ___
           July 1997 - September 1997              5 3/4           1/4
           October 1997 - December 1997            1 3/8           1/4
           January 1998 - March 1998               2 1/2         1 1/4
           April 1998 - June 1998                  2 3/8         2
           July 1998 - September 1998              2 5/16        2 1/8
           October 1998 - December 1998            2 5/8         2 1/4
           January 1999 - March 1999               3 5/64        2 1/2
           April 1999 - June 1999                  3             2 5/8


           The high bid quotation set forth above for the period July 1997 to September 1997 represents the high bid prior to payment by the Company of the liquidating distribution on September 8, 1997, as discussed below, and does not reflect market prices following the distribution.

     (b) The number of stockholders of record of the Company's common stock, par value $.10 per share, as of September 15, 1999 was 795.

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

           Liquidity, Capital Resources and Impact of Inflation.
           _____________________________________________________

           On March 26, 1996, the Company announced a Board of Directors authorization for the repurchase of up to 500,000 shares of Common Stock to be made from time to time through open market and privately negotiated transactions (in addition to the 500,000 shares previously authorized on October 23, 1993). To date, 676,404 shares have been repurchased. No shares were repurchased during fiscal years 1999 or 1998.

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

           Statement of Net Assets in Liquidation.
           _______________________________________

           Pursuant to the Plan, the Company consummated the sales of the assets of its three operating units (Military Division, Behlman
Electronics subsidiary and Industrial Automation Division) as of February 7, 1996. The exact amount of the proceeds to the Company of such sales was dependent upon a final fixed asset and inventory valuation. The value of certain inventory items was disputed. As of June 30, 1999, all such matters were resolved.

           The Company owned 1,193,750 shares of AstroPower, Inc. common stock as of February 12, 1998. On such date, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). During the fiscal year ended June 30, 1999, the Company sold 525,000 shares at an average price of $10.14 per share. As of June 30, 1999, the Company determined that the fair market value of its remaining 668,750 shares was $10,232,000 ($15.30 per share). The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($17.50 at June 30, 1999) to fair value after considering statutory restrictions limiting sales by the Company of its holdings in AstroPower, Inc. and other factors. As the Company has a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes based on the estimated fair market value.

           The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities as well as likely and quantifiable contingent obligations, including potential tax obligations. Any portion of the contingency reserve which the Company determines is no longer required will be made available for distribution to its stockholders. In the event that the Accrued expenses/contingency reserve account is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company. The Company therefore has adopted a conservative policy in retaining sufficient assets to insure against any unforeseen and non-quantifiable contingencies.

           Statement of Changes in Net Assets in Liquidation.
           __________________________________________________

           From June 30, 1998 to June 30, 1999 there was an increase in Net Assets in Liquidation of $5,644,000. This increase was primarily due to the net effect of the sale of AstroPower, Inc. stock and the increased valuation of the remaining AstroPower, Inc. stock.

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

           Year 2000 Issue.
           ________________

           The Year 2000 issue is the result of computer programs using a two-digit format as opposed to four digits to indicate the year. Such computer systems will be unable to interpret dates beyond 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 issue will not have a material effect on the Company's financial position.

Item 7.    Financial Statements.
           _____________________


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                      ____

Report of Independent Certified Public Accountants                    F-2


Financial Statements

    Consolidated Statements of Net Assets (Liquidation Basis)
        as of June 30, 1999 and 1998                                  F-3

    Consolidated Statements of Changes in Net Assets
        (Liquidation Basis) for the Years Ended
        June 30, 1999 and 1998                                        F-4

    Notes to Consolidated Financial Statements
        (Liquidation Basis)                                        F-5 - F-16




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    Astrosystems, Inc.


We have audited the accompanying consolidated statements of net assets (liquidation basis) of Astrosystems, Inc. (a Delaware corporation) and its subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, its consolidated net assets in liquidation as of June 30, 1999 and 1998, and the changes in its consolidated net assets in liquidation for the years then ended, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.




GRANT THORNTON LLP

Melville, New York
September 15, 1999




                                     F-2



                     Astrosystems, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF NET ASSETS
                             (LIQUIDATION BASIS)


                                                      June 30,     June 30,
              ASSETS                                    1999         1998
______                                              ___________   ___________

Cash and cash equivalents                           $18,032,000   $14,459,000
U.S. Government securities                              978,000       978,000
Investment in AstroPower, Inc.                       10,533,000     6,448,000
Loans to officers                                     1,186,000     1,186,000
Other assets                                            180,000     1,056,000
                                                     __________    __________

                                                     30,909,000    24,127,000

              LIABILITIES

Deferred income taxes                                10,976,000     8,015,000
Accrued expenses/contingency reserve                  2,283,000     4,106,000
                                                     __________    __________

     Net assets in liquidation                      $17,650,000   $12,006,000
                                                     ==========    ==========


Number of common and common equivalent
  shares outstanding                                  5,933,576     5,826,800
                                                     ==========    ==========


Net assets in liquidation per share                       $2.97         $2.06
                                                           ====          ====









The accompanying notes are an integral part of these statements.




                     Astrosystems, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                              (LIQUIDATION BASIS)


                                                    Year ended     Year ended
                                                      June 30,       June 30,
                                                        1999           1998
                                                    __________     __________

Net assets in liquidation - beginning of period    $12,006,000    $ 5,497,000

Increase in estimated liquidation values
  of net assets over liabilities                     5,644,000      6,509,000
                                                    __________     __________

Net assets in liquidation - end of period          $17,650,000    $12,006,000
                                                    ==========     ==========










The accompanying notes are an integral part of these statements.




                      Astrosystems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


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

  The Company has adopted the liquidation basis of accounting for all periods subsequent to February 2, 1996. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.
  Therefore, historical financial information, prior to February 2, 1996, is not comparable to the liquidation period financial information.

  The Company has set aside, as accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the accrued expenses/ contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at June 30, 1999 and 1998, respectively, which will be made available for distribution to stockholders when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE A (continued)
______

  The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the actual market prices of any securities distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions. The valuations presented in the accompanying consolidated statements of net assets in liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, net of liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

  A summary of other significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

  1.  Principles of Consolidation
      ___________________________

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

  2.  Cash Equivalents
      ________________

      Cash equivalents consist of the Company's investments in money market funds.

  3.  U.S. Government Securities
      __________________________

      The Company holds investments in U.S. Government securities which consist of United States Treasury Notes which are reported at fair value. As these securities mature, the Company is not reinvesting the funds. At June 30, 1999 and 1998, there is one United States Treasury Note outstanding with a face amount of $1,000,000 which matures on March 31, 2001.

  4.  Income Taxes
      ____________

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



                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE A (continued)
______

  5.  Net Assets in Liquidation Per Share

      Net assets in liquidation per share is based upon the weighted average number of shares outstanding during the year, which is in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

  6.  Use of Estimates
      ________________

      The preparation of financial statements in conformity with generally accepted accounting principles applied on the liquidation basis requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - INVESTMENT IN ASTROPOWER, INC.
_______________________________________

  The Company owned 668,750 and 1,193,750 shares of the common stock of AstroPower, Inc. at June 30, 1999 and 1998, respectively. Such investment was accounted for on the equity method and, accordingly, the Company recorded its share in the losses of this entity as a reduction of its investment. This investment was fully written down to zero in prior years.

  On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and the stock is currently listed on the NASDAQ National Market (symbol APWR). In connection with the initial public issue, the Company entered into an agreement with the underwriter not to sell or otherwise transfer any of its stock for six months after the date of the issue. During the fiscal year ended June 30, 1999, the Company sold 525,000 shares at an average price, net of commissions, of $10.14 per share.

  The Company determined that the fair value of its investment in AstroPower, Inc. was approximately $15.75 and $5.40 per share as of June 30, 1999 and 1998, respectively. The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value ($17.50 and $8.375 at June 30, 1999 and 1998, respectively) to fair value after considering such factors as the Company's agreement with the underwriter, statutory restrictions limiting sales by the Company of its holdings in AstroPower, Inc. and other factors. As the Company had a zero basis in this stock, any sale or transfer will result in a corporate tax based on the value of the stock at that time. A provision for such taxes has been made in Deferred Income Taxes based on the current estimated fair value.




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE B (continued)
______

  Subsequent to June 30, 1999, the Company sold an additional 80,000 shares of AstroPower, Inc. stock at an average price, net of commissions, of $17.00 per share. At September 15, 1999, AstroPower, Inc.'s quoted market value was $13.69 per share.


NOTE C - LOANS TO OFFICERS
__________________________

  Loans to officers of the Company aggregated $1,186,000 at June 30, 1999 and 1998, respectively, and bear interest at the rate of approximately 6% per annum.


NOTE D - OTHER ASSETS
_____________________

  Other assets consist of the following:

                                                        June 30,     June 30,
                                                          1999         1998
                                                        ________     ________
    Accounts receivable - net                                        $225,000
    Due from purchasers of assets (Note H)                            589,000
    Prepaid insurance                                   $ 11,000       15,000
    Accrued interest and dividends                        16,000       16,000
    Long-term investment (1)                             135,000      185,000
    Other                                                 18,000       26,000
                                                         _______    _________

                                                        $180,000   $1,056,000
                                                         =======    =========

  (1) The long-term investment represents an investment in a limited partnership and is recorded at its fair value.


NOTE E - ACCRUED EXPENSES/CONTINGENCY RESERVE
_____________________________________________

  Accrued expenses at June 30, 1999 and 1998 include estimates of costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (LIQUIDATION BASIS)

                            June 30, 1999 and 1998



NOTE E (continued)
______

  Existing and estimated liabilities at June 30, 1999 and 1998 consist of:

                                                     1999           1998
                                                  __________     __________

    Accounts payable, accrued expenses
      and miscellaneous                           $  537,000     $1,933,000
    Minimum payments on nonrecourse
      Obligation                                                     50,000
    Shutdown costs and estimated operating
      costs (including compensation) to
      administer the Plan through dissolution        970,000      1,542,000
    Estimated interest income                       (370,000)      (345,000)
    Estimated tax benefit of losses
      through dissolution                           (204,000)      (424,000)
    Reserve for other contingencies                1,350,000      1,350,000
                                                   _________      _________

                                                  $2,283,000     $4,106,000
                                                   =========      =========

  Accounts payable, accrued expenses and miscellaneous consist of deferred compensation payable to the officers of the Company and other accrued liabilities.

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

                            June 30, 1999 and 1998


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


NOTE G - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

  Changes in net assets in liquidation represent changes since adoption of the Plan of Complete Liquidation and Dissolution on February 2, 1996. The changes in the estimated liquidation values of net assets over liabilities are as follows:


                                                     June 30,     June 30,
                                                       1999         1998
                                                     ________     ________

    Adjustments to accounts payable                               $1,061,000
    Proceeds from exercise of stock options                        2,070,000
    Additional interest earned on cash
      and cash equivalents                           $  739,000      667,000
    Change in the estimate of shutdown costs           (933,000)    (289,000)
    Change in valuation of AstroPower, Inc. stock     6,921,000    6,448,000
    Change in the estimate of tax benefit            (3,178,000)  (3,415,000)
    Realized gain on sale of AstroPower, Inc. stock   2,487,000
    Change in final inventory value for
      sale of assets                                   (393,000)
    Change in the estimate of contingent liabilities                (100,000)
    Other adjustments                                     1,000       67,000
                                                      _________    _________

            Increase in estimated liquidation
               values of net assets over
               liabilities                           $5,644,000   $6,509,000
                                                      =========    =========




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE H - SALE OF OPERATING ASSETS
_________________________________

  As of February 7, 1996, all of the Company's operating assets were sold to two purchasers. The purchase prices were subject to adjustment based upon a final valuation of the transferred inventory and equipment. Pursuant to one of the purchase agreements, $1,000,000 of the purchase price of $3,706,700 was being held in escrow to provide for indemnification claims that may be asserted against the Company. At June 30, 1998, the amount held in escrow was reduced to approximately $512,000. All remaining amounts held in escrow were settled during the year ended June 30, 1999.

  The proceeds from the sale of assets to one purchaser was dependent upon the final asset and inventory valuation which was the subject of ongoing arbitration. In January 1999, the arbitrator issued a decision on the inventory adjustment dispute and the parties exchanged general releases. The arbitrator's decision resulted in a reduction of approximately $440,000 in the proceeds from the sale of these assets.


NOTE I - CONTINGENCIES AND COMMITMENTS
______________________________________

  1. The Company leases office space in Wilmington, Delaware, and was obligated for minimum annual rentals of $21,000 through May 31, 1999, the end of the lease term. Subsequent to year-end, the Company received notification that it is in default of the lease terms. The Company believes that it will be able to either negotiate an additional term to the lease or move its premises in an orderly way.

      Rent expense was approximately $23,000 per annum during the years ended June 30, 1999 and 1998.

  2. Employment contracts with the officers of the Company provide for minimum annual total compensation of approximately $748,000. In the event of death or disability of the Company's principal officers while employed, the contracts call for payments of 50% of compensation paid in the preceding fiscal year for the three years following such event. In June 1996, each of the Company's officers was given three years' notice, as required by the employment agreements, of the termination of his employment agreement with the Company. In June 1999, the Company's Board of Directors resolved that the officers continue to receive annual compensation pursuant to the terms of their employment contracts subject to termination of the employment of each of them on 30 days' notice.




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE I (continued)
______

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

  5. In 1983, the Company acquired a sixteen-year license from the University of Delaware covering a new process for the manufacture of solar cells. In connection with the acquisition of the aforementioned license, the Company issued a $20,000,000 nonrecourse note originally due in 1993 and bearing interest at 14% per annum. The note is secured by the Company's rights under the license and is to be paid prior to its due date solely on the basis of 4% of sales of products developed by this process, subject to certain minimum quarterly payments of $11,250 to $12,500. An amendment to the license agreement extended the term of the license agreement to 2006 as well as extended the due date of the note to May 1999. At June 30, 1999, the Company is in default of this note; however, it has not received any communications from the University of Delaware in connection with the default. The Company made quarterly payments of $12,500 during the years ended June 30, 1999 and 1998, respectively.

      The Company, for financial reporting purposes, has not recorded the note and has provided for expected payments pursuant to the license agreement. No payments based on sales were required to be made through June 30, 1999.

  6. The Company has a profit-sharing plan which provides benefits upon retirement, death, incapacity or separation of eligible employees. There were no profit-sharing expenses for the years ended June 30, 1999 and 1998, respectively.



                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE I (continued)
______

  7. The Company maintains a Retirement Savings Plan which allows participants to make contributions by salary reductions pursuant to
      Section 401(k) of the Internal Revenue Code of 1986. The Company is obligated to make contributions (either in cash or Company stock) equal to 50% of the employees' contribution. At June 30, 1998, the Company owed the Retirement Savings Plan approximately $14,250 for past contributions which was to be paid with shares of its common stock. Approximately 106,800 shares were transferred to the Retirement Savings Plan during the year ended June 30, 1999. Employees vest immediately in their contribution and in the Company's contribution. There were no employee or employer contributions for the fiscal year ended June 30, 1999.


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

  A summary of stock option activity related to the Company's stock option plan is as follows:

                                                      Weighted
                              Number      Option       average    Number of
                                 of       price       exercise      shares
                              shares     per share      price    exercisable
                              _______  _____________  ________   ___________


Outstanding at June 30, 1997  40,000   $2.88 - $4.00    $3.04       40,000
                                                                    ======
Exercised                    (40,000)   2.88 - $4.00     3.04

Outstanding at June 30, 1998     -
                              ======

Outstanding at June 30, 1999     -
                              ======

  On September 10, 1996, the Company granted its two outside directors 4,000 options to purchase shares of the Company's common stock at an option price of $3.50 per share. These options were not granted pursuant to the Company's stock option plan. These options were exercised in July 1997.




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE J (continued)
______

  At June 30, 1997, there were outstanding 676,765 nonincentive stock options, which options were granted other than pursuant to the Company's stock option plan. These options had a weighted-average exercise price of $2.88 and were exercised in July 1997.

  In March 1996, the Company announced that its Board of Directors authorized the purchase of up to 500,000 shares of its common stock, under a stock repurchase program. (This repurchase program was in addition to the 500,000 shares previously authorized on October 23, 1993.) The purchases may be made by the Company from time to time on the open market at the Company's discretion. There were no purchases of common stock during the years ended June 30, 1999 and 1998.


NOTE K - TAXES ON INCOME
________________________

  All income tax accounts have been restated to reflect the liquidation basis of accounting. Upon any distribution of its property to its stockholders, the Company will generally recognize a gain or loss as if the distributed property were sold to the stockholders at its fair market value. The Company will provide stockholders and the Internal Revenue Service with a statement of the amount of cash distributed to its stockholders and its best estimate as to the value of any property distributed to them during the year. There can be no assurance that the Internal Revenue Service will not challenge the tax characterization of any such distribution, including such valuation. As a result of such a challenge, the amount of gain or loss recognized by the Company and/or its stockholders might be changed.

  In addition, the Company's income tax returns for certain years remain subject to examination. Accordingly, additional assessments of income taxes are possible.

  The deferred tax liability is as follows:




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE K (continued)
______

                                                     June 30,       June 30,
                                                       1999           1998
                                                    __________    __________
    Deferred tax liability
      Difference between financial reporting
         and tax bases of University of
         Delaware note                             $13,054,000   $12,361,000
      AstroPower, Inc. stock                         3,686,000     2,257,000
                                                    __________    __________

                                                    16,740,000    14,618,000
                                                    __________    __________


      Deferred tax (asset)
        Utilization of net operating loss
          carryforward                              (5,565,000)   (5,860,000)
        Utilization of compensation deduction         (135,000)     (651,000)
        Other                                          (64,000)      (92,000)
                                                    __________    __________

                                                    (5,764,000)   (6,603,000)
                                                    __________    __________

      Net deferred tax liability                   $10,976,000   $ 8,015,000
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

  At June 30, 1999, the Company had available net operating loss carryforwards for income tax reporting purposes as follows:




                      Astrosystems, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (LIQUIDATION BASIS)

                            June 30, 1999 and 1998


NOTE K (continued)
______


                                 Net operating        Expiring in
                                     loss             year ending
        Period ended             carryforwards          June 30,
        ____________             _____________        ___________

        June 30, 1990            $  441,000              2005
        June 30, 1991             3,252,000              2006
        June 30, 1993               596,000              2008
        June 30, 1994               605,000              2009
        June 30, 1995               525,000              2010
        June 30, 1996             7,662,000              2011
        June 30, 1997               240,000              2012
        June 30, 1998             2,579,000              2018

                                $15,900,000
                                 ==========



Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.
           _________________________________________________

           Inapplicable


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
           _____________________________________________________________


                                 Year Became       Positions held
            Name                 a Director   Age  with Registrant
            ___________________  ___________  ___  _______________

           Seymour Barth             1959     71   President and Director

           Gilbert H. Steinberg      1964     68   Vice President, Treasurer
                                                   and Director

           Elliot J. Bergman         1964     73   Vice President, Secretary
                                                   and Director

           Walter A. Steinberg       1989     72   Director

           Elliot D. Spiro           1994     70   Director


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

           Section 16(a) Beneficial Ownership Reporting Compliance.
           ________________________________________________________

           To the Company's knowledge, based on a review of written representations that no reports were required, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

Item 10.   Executive Compensation.
           _______________________

     (a)   Summary Compensation Table.
           ___________________________

                         Annual Compensation      Long-Term Compensation
                         ___________________    __________________________
                                                 Awards         Payouts
                                                __________________________
                                                  Shares
Name and Principal                              Underlying     All Other
     Position        Year   Salary    Bonus      Options      Compensation
__________________   ____   ______    _____     __________    _____________

Seymour Barth        1999  $310,807     0            0             0
President            1998  $310,807     0            0             0
                     1997  $310,807     0            0         $71,088(1)


Elliot Bergman       1999  $218,716     0            0             0
Vice President &     1998  $218,716     0            0             0
Secretary            1997  $218,716     0            0         $69,545(1)


Gilbert Steinberg    1999  $218,716     0            0             0
Vice President &     1998  $218,716     0            0             0
Treasurer            1997  $218,716     0            0          $69,340 (1)


           (1) Includes 35,591 shares contributed by the Company to the accounts of each of Messrs. Barth, Bergman and G. Steinberg for Fiscal 1997 pursuant to the terms of its 401(k) Plan. Also includes $66,342, $64,799 and $64,594 for Messrs. Barth, Bergman and G. Steinberg, respectively, in connection with the exercise of certain stock options at the Company's request.

           (b)  Option Grants Table.
                ____________________

                Inapplicable.

           (c)  Aggregated Option Exercises in Last Fiscal Year.
                ________________________________________________

                Inapplicable.

           (d)  Compensation of Directors.
                __________________________

                Messrs. W. Steinberg and Spiro are entitled to receive $5,000 per year for their services as a Director plus an additional $750 for each meeting of the Board attended in person and $100 per meeting attended by conference telephone. No other Directors receive compensation for their services as such. On June 15, 1999, Messrs. W. Steinberg and Spiro were awarded special compensation of $10,000 each.

           (e) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
                ______________________________________________________

                Employment Agreements
                _____________________

                In April 1994, the Company entered into employment agreements with each of Messrs. Barth, G. Steinberg and Bergman which provided for, among other things, the following: (i) minimum annual compensation of $304,116 for Mr. Barth and $214,008 for each of Messrs. G. Steinberg and Bergman (effective September 5, 1994, the annual compensation payable to Messrs. Barth, G. Steinberg and Bergman was increased to $310,807,
$218,716 and $218,716, respectively); (ii) a term ending upon the earliest to occur of the following: (a) the employee's death or incapacity; (b) "cause," as defined in the employment agreement; (c) at the election of the Company, upon not less than three years' prior written notice to the employee; or (d) at the election of the employee, upon not less than six months' prior written notice to the Company; and
(iii) in the event the employee's employment shall terminate as a result of death or incapacity, the Company would be obligated to make annual payments to the employee or his estate or representative for a period of three years in an amount equal to 50% of the compensation paid or payable to the employee with respect to the fiscal year immediately preceding the fiscal year in which his employment terminated.

           In June 1996, each of Messrs. Barth, G. Steinberg and Bergman was given three years' notice, as required by the employment agreements, of the termination of his employment agreement with the Company.

           On June 15, 1999, the Company agreed to continue the compensation of Messrs. Barth, G. Steinberg and Bergman on a month-to-month basis, subject to 30 days' notice of termination.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
           _______________________________________________________________

           The following table sets forth, to the knowledge of the Company, certain information regarding the Company's outstanding common stock beneficially owned as of September 15, 1999 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's common stock,
(ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group:


                                                             Approximate
        Name and               Number of Shares             Percentage of
        Address of               and Nature of               Outstanding
     Beneficial Owner        Beneficial Ownership               Shares
     ____________________    ____________________           _____________

     Seymour Barth.......       1,545,635 (1)(2)            26.0%(1)(2)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Gilbert H. Steinberg       1,185,491 (1)               20.0% (1)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Elliot J. Bergman...       1,070,598 (1)(3)            18.0% (1)(3)
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Morris Barth,.......         335,849 (4)                5.7% (4)
     c/o Astrosystems, Inc.
     1220 Market Street
     Suite 603
     Wilmington, Delaware

     Elliot D. Spiro.....          12,100                      *
     71 South Central Avenue
     Valley Stream, New York

     Walter A. Steinberg.           2,000                      *
     111 Eddy Drive
     Huntington Station, New York

     All Directors and.....     3,458,684 (1)(2)(3)          58.3% (1)(2)(3)
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

           In December, 1997, the above named individuals were loaned amounts in connection with tax obligations arising from the prior exercise of stock options, as follows: $432,803 to Mr. Barth, $395,019 to Mr. Bergman and $358,183 to Mr. G. Steinberg, in each case payable, with interest at the rate of 6% per annum, on demand by the Company.

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

        (21)  Subsidiaries of the Company.

        (27)  Financial Data Schedule

(b)     Reports on Form 8-K:
        ____________________

        No report on Form 8-K was filed by the Company during the quarter Ended June 30, 1999.





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

October 4, 1999

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        President, Principal Executive
 /S/                      Officer and Director            October 4, 1999
_____________________
Seymour Barth


                        Vice President, Secretary
 /S/                      and Director                    October 4, 1999
_____________________
Elliot J. Bergman


                        Vice President, Treasurer,
                          Principal Financial and
                          Accounting Officer and          October 4, 1999
 /S/                              Director
______________________
Gilbert Steinberg



 /S/                    Director                          October 4, 1999
______________________
Elliot D. Spiro



 /S/                      Director                         October 4, 1999
_____________________
Walter Steinberg






                                                                   EXHIBIT 21


                                SUBSIDIARIES


NAME                                               STATE OF INCORPORATION
____                                               ______________________

Astrosub, Inc.                                             Delaware

AstroPower, Inc. (1)                                       Delaware







(1)    Registrant owns 6.0% of outstanding common stock