Form 10QSB
period 1999-09-30
ASTROSYSTEMS INC
filed 1999-11-15
CIK 8065

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
____________________________________________________________________________
	or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended           to

Commission File Number:               0-3344

                              ASTROSYSTEMS, INC.
____________________________________________________________________________
               (Exact name of registrant as specified in its charter)

             Delaware                                         13-5691210
___________________________________________________       __________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

        P.O. Box 1639, Hockessin, Delaware                      19707
___________________________________________________       __________________
     (Address of principal executive offices)                (Zip Code)

                                (302) 652-3115
____________________________________________________________________________
             (Registrant's telephone number, including area code)

              1220 Market Street, Suite 603, Wilmington, DE 19801
____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's common stock as of November 8, 1999 was 5,933,972.



                       ASTROSYSTEMS, INC. AND SUBSIDIARIES

                                    INDEX


                                                                    Page No.
                                                                    ________

Part I -  FINANCIAL INFORMATION

Item 1.     Consolidated Statement of Net Assets in Liquidation        4
            September 30, 1999

            Consolidated Statements of Changes in Net Assets in        5
            Liquidation
            Three Months Ended September 30, 1999 and 1998

            Notes to Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis or                    9
            Plan of Operation

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          12



                           PART I - FINANCIAL INFORMATION

                       ASTROSYSTEMS, INC. AND SUBSIDIARIES

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting of normal recurring accruals and revisions to estimations) necessary to a fair presentation for the period being reported.

     On February 2, 1996, the stockholders of the Company approved a Plan of Complete Liquidation and Dissolution (the "Plan"). Therefore, the financial statements are presented in accordance with the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the liquidation basis of accounting have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Company's financial statements included in the Company's Form 10-KSB for the year ended June 30, 1999.




                       ASTROSYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                 (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                               September 30,
                                                                   1999
                                                               _____________

Assets
______

Cash and cash equivalents                                        $19,518
U.S. government securities                                           978
Investment in AstroPower, Inc.                                     7,166
Loans to officers                                                  1,186
Other assets                                                         119
                                                                 _______
                                                                 $28,967

Liabilities
___________

Deferred income taxes                                             10,253
Accrued expenses/contingency reserve                               2,333
                                                                 _______

Net assets in liquidation                                        $16,381
                                                                 =======

Number of common and common equivalent shares outstanding          5,934
                                                                   =====

Net assets in liquidation per share                                $2.76
                                                                   =====






The accompanying notes are an integral part of this statement.

                       ASTROSYSTEMS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                (In thousands)
                                  (Unaudited)

                                               Three months    Three months
                                                   ended           ended
                                               September 30,   September 30,
                                                   1999            1998
                                               _____________   _____________

Net assets in liquidation - beginning of period   $17,650        $12,006
Decrease in estimated liquidation values of
  net assets over liabilities                      (1,269)          (484)
                                                  _______        _______

Net assets in liquidation - end of period         $16,381        $11,522
                                                  =======        =======










The accompanying notes are an integral part of these statements.

                       Astrosystems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Three Month Periods ended September 30, 1999 and 1998


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

  The Company has set aside, as Accrued expenses/contingency reserve, an amount believed to be adequate for payment of all expenses and other known liabilities, as well as likely and quantifiable contingent obligations, including potential tax obligations. A portion of the Accrued expenses/contingency reserve is a reserve for other contingencies, aggregating $1,350,000 at September 30, 1999, which could be made available for distribution to stockholders if and when the Company determines it is no longer required. In the event that the reserve for other contingencies is not adequate for payment of the Company's expenses and liabilities, each stockholder could be held liable for pro rata payments to creditors in an amount not to exceed the stockholder's prior distributions from the Company.

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

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Three Month Periods ended September 30, 1999 and 1998


NOTE B - CHANGES IN NET ASSETS IN LIQUIDATION
_____________________________________________

  The changes in the estimated liquidation values of net assets over liabilities are as follows:

                                               September 30,   September 30,
                                                   1999            1998
                                              (in thousands)  (in thousands)
                                               _____________  ______________


    Gain on sale of AstroPower, Inc. Stock      $   100              -
    Change in valuation of AstroPower, Inc.
      stock                                      (2,107)          $(808)
    Additional interest earned and estimated
      on cash and cash equivalents                   25             204
    Change in estimated tax benefits                689             250
    Change in the estimate of shut-down costs        12            (130)
    Other adjustments                                12              -
                                                 ______            ____

       Decrease in estimated liquidation
         values of net assets over liabilities  $(1,269)          ($484)
                                                =======           =====



NOTE C - ACCRUED EXPENSE/CONTINGENCY RESERVE
____________________________________________

  Accrued expenses at September 30, 1999 include estimated costs to be incurred in carrying out the Plan. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

  Liabilities at September 30, 1999 consist of (amounts in thousands):

    Accounts payable, accrued expenses and miscellaneous         $  662
    Shutdown costs and estimated operating costs
     (including compensation)to administer the Plan
      through dissolution                                           670
    Estimated interest income                                      (175)
    Estimated tax benefit of losses through dissolution            (174)
    Reserve for other contingencies                               1,350
                                                                 ______

                                                                 $2,333
                                                                 ======

                       Astrosystems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Three Month Periods ended September 30, 1999 and 1998


NOTE C (continued)
______

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

NOTE E - ASTROPOWER, INC. STOCK
_______________________________

  During July 1999, the Company sold 80,000 shares of AstroPower, Inc. stock at $17.00 per share. The amount included in Net Assets in Liquidation as of September 30, 1999 assumes an estimated fair market value of approximately $12.17 per share as at September 30, 1999 for the Company's remaining 588,750 shares of unregistered common stock in AstroPower, Inc. The Company retained an outside independent appraiser to assist management in adjusting AstroPower, Inc.'s quoted market value (approximately $12.81 at September 30, 1999) to fair value with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer results in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes.

  On October 13, 1999, the Company sold its remaining 588,750 shares of AstroPower, Inc. stock as part of a public offering. The public offering price was $13.375 per share. Underwriting commissions and discounts were $.77 per share and the net proceeds to the Company totaled approximately $7,421,000.

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

Statement of Net Assets in Liquidation
______________________________________

     As of September 30, 1999, the Company owned 588,750 unregistered shares of AstroPower, Inc. common stock. On February 12, 1998, AstroPower, Inc. successfully completed an initial public issue and its stock is currently listed on the NASDAQ National Market (symbol APWR). The estimated fair market value of approximately $7,166,000 for the Company's remaining unregistered shares was established by an outside appraiser with due notice being given to marketability as well as other factors. As the Company has a zero basis in this stock, any sale or transfer results in a corporate tax based on the value of the stock at that time. Provision for such taxes has been made in Deferred Income Taxes. On October 13, 1999, the Company sold its remaining 588,750 shares of AstroPower, Inc. stock as part of a public offering. The public offering price was $13.375 per share. Underwriting commissions and discounts were $.77 per share and the net proceeds to the Company totaled approximately $7,421,000.

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

Statement of Changes in Net Assets in Liquidation
_________________________________________________

     From July 1, 1999 to September 30, 1999, there was a decrease in net assets in liquidation of approximately $1,269,000. This decrease was primarily due to a decrease in the estimated value of the Company's remaining investment in AstroPower, Inc. as a result of an decrease in the quoted market price of AstroPower, Inc. stock.

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

                         PART II -  OTHER INFORMATION
                         ____________________________

Item 6.  Exhibits and Reports on Form 8-K.
         ________________________________

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

                                  ASTROSYSTEMS, INC.



     November 15, 1999            BY:  /S/
__________________________            ____________________________________
          Date                        Gilbert H. Steinberg, Vice President




    November 15, 1999                  /S/
__________________________            ____________________________________
          Date                        Gilbert H. Steinberg, Treasurer and
                                      Chief Financial Officer